Form 10-Q
period 1996-03-31
AMERICAN LIFE HOLDING CO
filed 1996-05-14
CIK 887205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1996

     [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to


                   Commission file number: 0-20174

                          American Life Holding Company

               Delaware                                No. 42-1362294
       ----------------------                   -------------------------------
       State of Incorporation                   IRS Employer Identification No.

       1100 Des Moines Building
         Des Moines, Iowa 50309                          (515) 284-7500
    -------------------------------                      --------------
   Address of principal executive offices                   Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

   Shares of common stock outstanding as of May 1, 1996: 1,500,100

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                           March 31,      December 31,
                                                                                             1996             1995
                                                                                             ----             ----
                                                                                          (unaudited)       (audited)
Investments:
   Actively managed fixed maturity securities at fair value (amortized cost:
     1996 - $4,711.5; 1995 - $4,667.3)..................................................   $4,896.0          $5,083.1
   Equity securities at fair value (cost: 1996 and 1995 - $16.5)........................       18.7              18.8
   Credit-tenant loans..................................................................       18.2              13.6
   Mortgage loans.......................................................................       62.9              64.6
   Policy loans.........................................................................       63.7              62.9
   Short-term investments...............................................................       23.0              89.5
   Other invested assets................................................................       17.4              18.2
                                                                                           --------          --------

        Total investments...............................................................    5,099.9           5,350.7

Accrued investment income...............................................................       89.7              80.8
Cost of policies purchased..............................................................      265.4             250.1
Cost of policies produced...............................................................       94.9              77.6
Income tax assets.......................................................................       26.6               -
Property and equipment (net of accumulated depreciation: 1996 - $1.0; 1995 - $.9).......        7.2               8.2
Securities segregated for the future redemption of redeemable preferred stock...........       39.9              39.2
Goodwill (net of accumulated amortization: 1996 - $13.5; 1995 - $11.3)..................      346.7             348.9
Other assets............................................................................       34.0              29.9
                                                                                           --------          --------

        Total assets....................................................................   $6,004.3          $6,185.4
                                                                                           ========          ========














                            (continued on next page)





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (Continued)
                 (Dollars in millions, except per share amounts)

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                                                                          March 31,       December 31,
                                                                                             1996             1995
                                                                                             ----             ----
                                                                                          (unaudited)       (audited)
Liabilities:
   Insurance liabilities...............................................................   $5,198.0          $5,148.7
   Income tax liabilities..............................................................        -                40.6
   Investment borrowings...............................................................       54.1             130.7
   Payable to AGP upon determination of the Savings Bank Litigation....................       30.1              30.1
   Other liabilities...................................................................       52.0              48.1
   Accounts payable to AGP and affiliates..............................................        8.3                .9
   Notes payable.......................................................................      267.7             267.5
                                                                                          --------          --------

        Total liabilities..............................................................    5,610.2           5,666.6

Redeemable preferred stock.............................................................       99.0              99.0
Minority interest......................................................................         .6                .6

Shareholder's equity:
   Common stock, $.01 par value, and additional paid-in capital; 1,600,000
     shares authorized; 1,500,100 shares issued and outstanding........................      143.0             143.0
   Unrealized appreciation of securities:
     Fixed maturity securities (net of applicable
       deferred income taxes: 1996 - $32.4; 1995 - $105.0).............................       60.1             194.9
     Other investments (net of applicable deferred income taxes:
       1996 and 1995 - $.8)............................................................        1.4               1.5
   Retained earnings...................................................................       90.0              79.8
                                                                                          --------          --------

        Total shareholder's equity.....................................................      294.5             419.2
                                                                                          --------          --------

        Total liabilities and shareholder's equity.....................................   $6,004.3          $6,185.4
                                                                                          ========          ========


















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)


                                                                                             Three months ended
                                                                                                  March 31,
                                                                                           ---------------------
                                                                                           1996             1995
                                                                                           ----             ----
Revenues:
    Insurance policy income...........................................................    $ 13.8           $ 14.6
    Net investment income.............................................................     102.1            102.1
    Net trading income................................................................       -                 .6
    Net realized gains ...............................................................       3.4              3.8
    Other income......................................................................       1.0              1.3
                                                                                          ------          -------

           Total revenues.............................................................     120.3            122.4
                                                                                          ------          -------

Benefits and expenses:
    Insurance policy benefits.........................................................       7.3              7.2
    Change in future policy benefits..................................................       1.2               .9
    Interest expense on annuities and financial products..............................      61.2             64.1
    Interest expense on notes payable.................................................       6.9              8.5
    Interest expense on investment borrowings.........................................       1.0              1.5
    Amortization of cost of policies purchased
      and cost of policies produced:
         Related to operations........................................................       8.8              8.2
         Related to realized gains....................................................       2.6              2.4
    Amortization of goodwill..........................................................       2.2              2.2
    Nonrecurring expenses.............................................................       1.4              -
    Other operating costs and expenses................................................       7.5              7.8
                                                                                          ------          -------

         Total benefits and expenses..................................................     100.1            102.8
                                                                                          ------          -------

         Income before income taxes...................................................      20.2             19.6
Income tax expense....................................................................       7.8              7.6
                                                                                          ------          -------

         Net income...................................................................      12.4             12.0

Dividend requirements of Series Preferred Stock.......................................       2.2              2.2
                                                                                          ------          -------

         Net income applicable to common stock........................................    $ 10.2          $   9.8
                                                                                          ======          =======













                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)


                                                                                            Three months ended
                                                                                                  March 31,
                                                                                          ----------------------
                                                                                          1996              1995
                                                                                          ----              ----
Common stock and additional paid-in capital:
    Balance, beginning and end of period............................................     $ 143.0          $ 113.0
                                                                                         =======          =======

Unrealized appreciation (depreciation) of securities:
    Fixed maturity securities:
      Balance, beginning of period..................................................     $ 194.9          $ (28.5)
         Change in unrealized appreciation (depreciation)...........................      (134.8)            77.8
                                                                                         -------          --------

      Balance, end of period........................................................     $  60.1          $  49.3
                                                                                         =======          =======

    Other investments:
      Balance, beginning of period..................................................     $   1.5          $   (.5)
         Change in unrealized appreciation (depreciation)...........................         (.1)             1.2
                                                                                         -------          -------

      Balance, end of period........................................................     $   1.4          $    .7
                                                                                         =======          =======

Retained earnings:
    Balance, beginning of period....................................................     $  79.8          $   5.1
      Net income....................................................................        12.4             12.0
      Preferred stock dividends.....................................................        (2.2)            (2.2)
                                                                                         -------          -------

    Balance, end of period..........................................................     $  90.0          $  14.9
                                                                                         =======          =======

      Total shareholder's equity....................................................     $ 294.5          $ 177.9
                                                                                         =======          =======






















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)
                                                                                          Three months ended
                                                                                             March 31,
                                                                                        ----------------------
                                                                                        1996              1995
                                                                                        ----              ----
Cash flows from operating activities:
    Net income..................................................................       $  12.4          $  12.0
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Amortization and depreciation..........................................          13.8             13.1
         Income taxes...........................................................           5.4              9.1
         Insurance liabilities..................................................           8.5              7.5
         Interest credited to insurance liabilities.............................          61.2             64.1
         Fees charged to insurance liabilities..................................          (7.8)            (7.0)
         Accrual and amortization of investment income..........................         (14.7)           (32.4)
         Deferral of cost of policies produced..................................         (19.9)           (23.3)
         Other liabilities......................................................          10.6             (6.0)
         Realized gains and trading income on investments.......................          (3.4)            (4.4)
         Other..................................................................          (4.8)             (.5)
                                                                                       -------          -------

           Net cash provided by operating activities............................          61.3             32.2
                                                                                       -------          -------

Cash flows from investing activities:
    Purchases of investments....................................................        (362.6)          (815.2)
    Sales of investments........................................................         292.6            383.3
    Maturities and redemptions..................................................          33.6              8.4
                                                                                       -------          -------

           Net cash used by investing activities................................         (36.4)          (423.5)
                                                                                       -------          -------

Cash flows from financing activities:
    Payments on notes payable...................................................           -              (15.0)
    Investment borrowings, net..................................................         (76.6)           312.9
    Deposits to insurance liabilities...........................................         172.7            241.9
    Withdrawals from insurance liabilities......................................        (185.3)          (178.4)
    Dividends paid..............................................................          (2.2)            (2.2)
                                                                                       -------          -------

           Net cash provided (used) by financing activities.....................         (91.4)           359.2
                                                                                       -------          -------

           Net decrease in short-term investments...............................         (66.5)           (32.1)

Short-term investments, beginning of period.....................................          89.5             51.2
                                                                                       -------          -------
Short-term investments, end of period...........................................       $  23.0          $  19.1
                                                                                       =======          =======













                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The following notes should be read in conjunction with the notes to the consolidated financial statements included in the 1995 Form 10-K of American Life Holding Company (the "Company").

     SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of and for the periods ended March 31, 1996 and 1995, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of prior audited financial statements. Certain amounts previously reported in the Form 10-Q for the period ended March 31, 1995, have been reclassified to conform with the current presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the preparation period. Actual results could differ from those estimates. Significant estimates and assumptions are utilized in the calculation of cost of policies produced, cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the financial statements.

     The Company is a wholly owned subsidiary of American Life Holdings, Inc. ("AGP"). In 1996, AGP changed its name from American Life Group, Inc. (formerly The Statesman Group, Inc. prior to its name change in 1995).

     On September 29, 1994, Conseco Capital Partners II, L.P. ("Partnership II"), a Delaware limited partnership, completed the acquisition (the "Acquisition") of AGP. The sole general partner of Partnership II is a wholly owned subsidiary of Conseco, Inc. ("Conseco"). Conseco is a publicly-held specialized financial services holding company which manages several wholly or partially owned life insurance companies and provides services to its managed companies and other businesses for fees. After the Acquisition and related financing transactions, Partnership II owns 80 percent of AGP's outstanding common stock. Conseco, through its direct investment and interests in certain of its subsidiaries, has a 36 percent ownership interest in AGP and the Company.

     In March 1996, Conseco announced it is dissolving Partnership II. Accordingly, the partners have no further commitment to make additional contributions of capital to Partnership II or AGP. In accordance with the partnership agreement, all of Partnership II's assets (primarily its investment in AGP) will be distributed to its partners subject to the conditions contained in the partnership agreement. In any event, Partnership II's assets must be distributed within two years of the effective date of dissolution.

     The consolidated financial statements include the accounts of American Life and Casualty Insurance Company ("American Life and Casualty") and Vulcan Life Insurance Company ("Vulcan Life"). The Company owns 100 percent of American Life and Casualty, which owns 98 percent of Vulcan Life.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     The Company  classifies  fixed maturity  securities into three  categories:
"actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). The Company has not held any securities in the "held to maturity" classification since the Acquisition and did not classify any fixed maturity securities in the "trading account" category at March 31, 1996. The adjustment to carry actively managed fixed maturity securities at fair value (as described in note 1 to the consolidated financial statements included in the Company's 1995 Form 10-K) resulted in the following cumulative effects on balance sheet accounts as of March 31, 1996:

                                                                                       Effect of fair value
                                                                             Balance  adjustment to actively
                                                                             before       managed fixed        Reported
                                                                           adjustment   maturity securities     amount
                                                                           ----------   -------------------     ------
                                                                                       (Dollars in millions)
Actively managed fixed maturity securities...............................   $4,711.5        $184.5             $4,896.0
Cost of policies purchased...............................................      334.0         (68.6)               265.4
Cost of policies produced................................................      118.3         (23.4)                94.9
Income tax assets .......................................................       59.0         (32.4)                26.6
Unrealized appreciation of fixed maturity securities.....................        -            60.1                 60.1


     CHANGES IN INVESTMENT BORROWINGS

     As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions to increase its return on investments and improve its liquidity. These transactions are accounted for as short-term collateralized borrowings. Such borrowings averaged approximately $75.9 million and $104.7 million during the three months ended March 31, 1996 and 1995, respectively, and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.4 percent and 5.7 percent for the three months ended March 31, 1996 and 1995, respectively.

     NOTES PAYABLE

     At March 31, 1996, $105.0 million and $20.0 million principal amounts were outstanding under the Tranche A facility ("Tranche A") and the Tranche B facility ("Tranche B"), respectively, of the Company's senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility also includes a $100.0 million revolving credit facility (the "Revolver") of which no amounts were outstanding at March 31, 1996. The Senior Credit Facility bears interest based on defined rates as selected by the Company plus an applicable margin which varies based on the Company's long-term senior debt rating. At March 31, 1996, borrowings under Tranche A and Tranche B bear interest at 7.32 percent and
7.82 percent, respectively. The Company pays a per annum non-use fee on the unused portion of the Revolver of .2 percent to .5 percent depending on the long-term senior debt rating of the Company.

     PAYABLE TO AGP UPON DETERMINATION OF SAVINGS BANK LITIGATION

     In conjunction with the Acquisition, each common or equivalent share of AGP outstanding immediately prior to the Acquisition received a contingent payment right, designed to provide holders with certain financial benefits that AGP and American Life and Casualty (the "plaintiffs") may receive from a favorable determination of the litigation against the United States of America described in the notes to the consolidated financial statements included in the 1995 Form 10-K (the "Savings Bank Litigation"). A liability of $30.1 million was established at the Acquisition date representing the consideration that would be payable either to the holder of AGP's 1988 Series I and Series II Preferred Stock or to AGP's other former shareholders, depending upon the outcome of the Savings Bank Litigation. Since the timing of a final determination of the Savings Bank Litigation is uncertain, the plaintiffs are unable to predict when such $30.1 million amount will become payable.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     On August 30, 1995, the United States Court of Appeals for the Federal Circuit, in banc, affirmed the summary judgment of the Court of Federal Claims in the plaintiffs' favor by a decision of nine to two. Subsequently, the United States of America filed a petition for certiorari to the United States Supreme Court which was granted. The Supreme Court heard oral arguments on April 24, 1996. In the event the Supreme Court affirms the summary judgment of the Court of Federal Claims, a trial will be held in the Court of Federal Claims to determine damages related to the breach of contract by the United States.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the principal factors affecting earnings and financial condition including liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the 1995 Form 10-K.

     RESULTS OF OPERATIONS

     First Quarter of 1996 Compared to First Quarter of 1995

     Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, decreased 5 percent to $13.8 million in the first quarter of 1996 from $14.6 million in the first quarter of 1995. This decrease was the result of a $1.6 million decrease in life insurance premiums primarily related to group life insurance business that was coinsured to an unaffiliated company at the end of 1995. This decrease was partially offset by an increase in surrender charges earned on annuity policy withdrawals. Surrender charges assessed against annuity withdrawals for the first quarter of 1996 were $4.2 million compared to $3.5 million for the first quarter of 1995 while annuity policy withdrawals were $182.4 million and $176.8 million for the same periods, respectively. The Company has experienced increases in withdrawals during 1996, however, the rate of withdrawals (relative to total annuities in force) has subsided (see "Liquidity and Capital Resources").

     Net investment income of $102.1 million in the first quarter of 1996 was equal to net investment income in the first quarter of 1995. The average invested assets (amortized cost basis) increased to $4.9 billion in 1996 compared to $4.6 billion in 1995. The increase in average invested assets was offset by a decrease in the yield earned on average invested assets to 8.3 percent in 1996 from 8.8 percent in 1995. The decrease in yield resulted from cash flows received during 1995 and the first quarter of 1996 (including cash flows from the sales of investments) being invested in lower yielding securities due to the general decline in interest rates.

     Net realized gains and net trading income often fluctuate from period to period. The Company sold approximately $.3 billion of investments (principally fixed maturity securities) in the first quarter of 1996 compared to $.4 billion in the first quarter of 1995, which sales resulted in net realized gains of $3.4 million in the first quarter of 1996 compared to net realized gains of $3.8 million and trading income of $.6 million in the first quarter of 1995. The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity securities, contributed to the Company's ability to realize gains on investment sales in 1996 and 1995.

     Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, the following factors would mitigate the adverse effect of such decreases on net income: (i) the Company recognizes additional amortization of the cost of policies purchased and the cost of policies produced in the same period as the gain in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to realized gains below); (ii) the Company can reduce interest rates credited to some products thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains.

     Interest expense on annuities and financial products decreased 5 percent to $61.2 million in the first quarter of 1996 from $64.1 million in the first quarter of 1995 primarily due to: (i) lower crediting rates; and (ii) the expensing of the first year interest rate bonuses of approximately $3.3 million in the first quarter of 1995 on policies issued prior to the Acquisition date as a result of the application of purchase accounting on the Acquisition date. Prior to the Acquisition date, such first year interest rate bonuses (related to policies issued prior to the Acquisition date) were capitalized as a cost of policies produced. At March 31, 1996, the weighted average crediting rate for the Company's annuity liabilities excluding interest rate bonuses guaranteed for the first year of the annuity contract was 5.0 percent compared to 5.4 percent at March 31, 1995.

     Interest expense on notes payable decreased 19 percent to $6.9 million in the first quarter of 1996 from $8.5 million in the first quarter of 1995 due to scheduled and unscheduled reductions in outstanding indebtedness and more favorable interest rates on the borrowings under the Senior Credit Facility than under the prior senior term loan.

     Interest expense on investment borrowings decreased 33 percent to $1.0 million in the first quarter of 1996 from $1.5 million in the first quarter of 1995 primarily due to a lower average balance of funds borrowed.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES


     Amortization related to operations increased 7 percent to $8.8 million in the first quarter of 1996 from $8.2 million in the first quarter of 1995. Amortization related to operations consists of amortization of the cost of policies purchased for business in force at the Acquisition date and the cost of policies produced subsequent to the Acquisition date. The increase in amortization related to operations is primarily attributable to the amortization of the cost of policies produced which has increased as a result of the increase in the amount of business in force issued since the Acquisition date.

     Cost of policies produced represents the cost of producing new business (primarily commissions, bonus interest and certain costs of policy issuance and underwriting) which varies with and is primarily related to the production of new business. Costs deferred may represent amounts paid in the period the new business is written (such as underwriting costs and first year commissions) or in periods after the business is written (such as commissions paid in subsequent years in excess of ultimate commissions paid and bonus interest credited through the first policy anniversary date).

     Cost of policies purchased represents the portion of the cost to acquire the Company that is attributable to the right to receive cash flows from insurance contracts written at the Acquisition date. Some costs incurred subsequent to the Acquisition date on policies issued prior to such date, which otherwise would have been deferred had it not been for the Acquisition (because they vary with and are primarily related to the production of the acquired policies), are expensed. Examples include commissions paid in excess of ultimate commissions and bonus interest. However, such amounts were considered in determining the cost of policies purchased and its amortization.

     Amortization related to realized gains increased 8 percent to $2.6 million in the first quarter of 1996 from $2.4 million in the first quarter of 1995 primarily as a result of an increase in the effect of realized gains in 1996 on the expected future gross profits of policies purchased.

     Nonrecurring expenses for 1996 primarily include expenses incurred in conjunction with the consolidation of the Company's Alabama operations with the home office operations.

     Other operating costs and expenses decreased 4 percent to $7.5 million in the first quarter of 1996 from $7.8 million in the first quarter of 1995 primarily as a result of a reduction in non-deferrable commission expense related to certain group life insurance business that was coinsured to an unaffiliated company at the end of 1995.

     Income tax expense increased 3 percent to $7.8 million in the first quarter of 1996 from $7.6 million in the first quarter of 1995. This increase is primarily due to the increase in pretax income to $20.2 million in the first quarter of 1996 from $19.6 million in the first quarter of 1995. The effective tax rate for 1996 and 1995 of 39 percent exceeded the statutory corporate tax rate (35 percent) because goodwill amortization is not deductible for federal income tax purposes.

     SALES

     In accordance with generally accepted accounting principles, insurance policy income shown on the Company's consolidated statement of operations consists of premiums received for policies which have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for these products are recognized in the form of investment income and surrender or other charges.

     Net premiums collected in the three months ended March 31, 1996, were $178.8 million, of which $172.7 million were recorded as deposits to policy liability accounts. This compared to $249.6 million collected and $241.9 million recorded as deposits to policy liability accounts in the three months ended March 31, 1995. Net premiums collected declined in the first quarter of 1996 compared to the first quarter of 1995 primarily due to a declining interest rate environment which resulted in increased competition from alternative investments such as certificates of deposit, mutual funds and variable annuity products.

     LIQUIDITY AND CAPITAL RESOURCES

     Insurance Operations

     The Company's annuity and life insurance business generally provides the insurance subsidiaries with positive cash flows from premium collections and investment income. Cash flows from insurance subsidiary financing activities are principally the result of premium collections from annuities and interest-sensitive insurance contracts and the related benefit payments, including withdrawal and surrender payments.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES


     Withdrawals and surrenders have increased in recent years due to: (i) the aging of the Company's annuity business in force resulting in an increased amount of deferred annuity liabilities that could be surrendered without penalty or with a nominal penalty; (ii) growth in the Company's annuity business resulting from the substantial volume of premium collections in 1993 through 1995; (iii) increased policyholder utilization of the systematic withdrawal features which first became available on annuity policies in 1992; (iv) increased competition from alternative investments such as certificates of deposit, mutual funds and variable annuity products as a result of a flattened yield curve and declining interest rates in 1995; and (v) to a certain extent, during 1995 and the second half of 1994, reductions in American Life and Casualty's ratings from two nationally recognized insurance company ratings organizations as a result of the Acquisition and related financing transactions. Approximately one third of the 1995 increase in withdrawals and surrenders was attributable to surrenders of a single policy form principally issued during 1988 through 1990 in which the surrender charge declined from 4 percent at the fifth policy anniversary date to zero percent at the sixth policy anniversary date.

     The trend of significant increases in withdrawals and surrenders subsided in the first quarter of 1996 as policy withdrawal and surrender payments increased moderately to $185.3 million compared to $178.4 million in the first quarter of 1995. This increase was primarily due to an increase in annuity penalty-free partial withdrawals. Total withdrawals and surrenders by policyholders were 13.7 percent (annualized) and 14.2 percent of the average cash values outstanding during the three months ended March 31, 1996, and the year ended December 31, 1995, respectively.

     The following table summarizes the Company's annuity liabilities at March 31, 1996 and December 31, 1995, and sales for the three months and year then ended, respectively, by surrender charge category (dollars in millions):

                                                      March 31, 1996                            December 31, 1995
                                         ----------------------------------------    --------------------------------------
                                          Annuity                                      Annuity
Surrender charge percent                 deposits   Percent  Liabilities   Percent    deposits  Percent Liabilities Percent
- - ------------------------                 --------   -------  -----------   -------    --------  ------- ----------- -------
No surrender charge...................     $  -          -%     $  988.0      21%    $    .2        *%    $ 986.1     21%
1 to 3.9 percent......................        -          -         359.6       7         -         -        352.3      7
4 to 6.9 percent......................         .5        *         885.8      19         6.4        1       901.6     19
7 to 9.9 percent......................        4.7        3       1,156.4      24        64.4        9     1,100.6     23
10 to 11.9 percent....................       55.6       37       1,005.1      21       371.3       51     1,016.5     22
12 percent and greater................       91.0       60         365.5       8       285.9       39       359.3      8
                                           ------      ---      --------     ---     -------      ---    --------   ----

                                           $151.8      100%     $4,760.4     100%    $ 728.2      100%   $4,716.4    100%
                                           ======      ===      ========     ===     =======      ===    ========    ===

* less than 1%

     Deferred annuity liabilities that could be surrendered without penalty increased from $508.8 million, or 14 percent of deferred annuity liabilities, at December 31, 1993 to $988.0 million, or 21 percent of deferred annuity liabilities, at March 31, 1996. This increase was primarily attributable to the policy form discussed above whose surrender charge declined from 4 percent at the fifth policy anniversary date to zero percent at the sixth policy anniversary date. Sales of this policy form peaked in the second quarter of 1989 and were insignificant after the second quarter of 1990. At March 31, 1996, the aggregate account balances in force for this product were $604.1 million, of which $505.6 million could be surrendered without penalty.

     Deferred annuity  liabilities  that initially become surrenderable without
penalty are expected  to  decline  over the  remainder  of 1996 and 1997.   The
following table summarizes the Company's deferred annuity liabilities in which the surrender charge expires within the first subsequent year and the second subsequent year at December 31, 1994 and 1995, and March 31, 1996.

                                                                Within
                                                        -----------------------
                                                          first        second         Total
                                                       subsequent    subsequent    within next
                                                          year          year         2 years
                                                          ----          ----         -------
                                                                (Dollars in millions)
           December 31, 1994.........................     $456.0       $168.1         $624.1
           December 31, 1995.........................      158.9         71.3          230.2
           March 31, 1996............................      116.7         79.9          196.6

     Most of the Company's assets are invested in fixed maturity securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of its investments or use them to facilitate borrowings under reverse repurchase agreements if such a need arose. At March 31, 1996, the Company's portfolio of bonds, notes and redeemable preferred stocks had an aggregate net unrealized gain of $184.5 million.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES


     Parent Holding Company

     The comparison of March 31, 1996, balances to December 31, 1995, balances in the consolidated balance sheet reflects the following: (i) a decrease in the fair value of actively managed fixed maturity securities and its effects on the consolidated balance sheet accounts; (ii) a decrease in short-term investments primarily as a result of a decrease of $76.6 million in investment borrowings; and (iii) an increase in retained earnings attributable to the Company's operations.

     The ratio of debt to total capital excluding the effect of reporting fixed maturities at fair value decreased to .44 to 1 at March 31, 1996, from .45 to 1 at December 31, 1995. The ratio of debt to total capital including the effect of the change in the fair value of actively managed fixed maturity investments increased to .40 to 1 at March 31, 1996, from .34 to 1 at December 31, 1995.

     As a result of Conseco's announcement that it is dissolving Partnership II, the partners have no further commitment to make additional contributions of capital to Partnership II or AGP. However, the Company believes that amounts required to meet its financial obligations are available from its insurance operations. In addition, at March 31, 1996, $100.0 million was available to be borrowed under the Revolver.

     INVESTMENTS

     The amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows at March 31, 1996:

                                                                                        Gross         Gross     Estimated
                                                                         Amortized    unrealized    unrealized    fair
                                                                           cost         gains         losses      value
                                                                           ----         -----         ------      -----
                                                                                          (Dollars in millions)
United States Treasury securities......................................  $   84.2      $  4.7         $  -       $  88.9
Obligations of states and political subdivisions.......................      31.9         2.3            .1         34.1
Foreign government obligations.........................................      33.0          .5           2.3         31.2
Public utility securities..............................................     808.8        55.6           2.4        862.0
Other corporate securities.............................................   2,328.5       103.6          31.5      2,400.6
Mortgage-backed securities.............................................   1,425.1        66.2          12.1      1,479.2
                                                                         --------      ------         -----     --------

    Total fixed maturity securities ...................................  $4,711.5      $232.9         $48.4     $4,896.0
                                                                         ========      ======         =====     ========

     The following table sets forth fixed maturity securities at March 31, 1996, classified by rating categories (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $66.2 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                          Percent of
                                                                 -------------------------------
                                                                 Fixed maturity         Total
                              Investment rating                    securities        investments
                              -----------------                    ----------        -----------
                       AAA...................................           33%             31%
                       AA....................................           11              11
                       A.....................................           27              26
                       BBB...................................           25              24
                                                                      ----            ----

                              Investment grade...............           96              92
                                                                      ----            ----

                       BB....................................            3               3
                       B and below...........................            1               1
                                                                      ----            ----

                              Below investment grade.........            4               4
                                                                      ----            ----

                              Total fixed maturity securities          100%             96%
                                                                      ====            ====

     At March 31, 1996, the Company's below investment grade fixed maturity securities had an amortized cost of $180.1 million and an estimated fair value of $182.9 million.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES


     The Company's investment portfolio is subject to the risk of declines in realizable value; however, the Company attempts to mitigate this risk through the diversification and active management of its portfolio. As of March 31, 1996, there were no fixed maturity securities about which the Company has serious doubts as to the ability of the issuer to comply with the contractual terms of their obligations on a timely basis.

     Proceeds from the sales of investments (principally fixed maturity securities) were $292.6 million for the three months ended March 31, 1996. Such sales resulted in net realized gains of $3.4 million. Proceeds from sales of investments during the first three months of 1995 were $383.3 million. These sales resulted in net realized gains of $3.8 million and trading gains of $.6 million.

     At March 31, 1996, fixed maturity securities included $1.5 billion (30 percent of the fixed maturity investment portfolio) of mortgage-backed securities of which $894.6 million were collateralized mortgage obligations ("CMOs") and $584.6 million were pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches" which provide for sequential retirement of principal rather than the pro rata share of principal return which occurs through regular monthly principal payments on pass-through securities.

     The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates, a variety of economic, geographic and other factors and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans, and the securities backed by these loans, increase when the level of prevailing interest rates declines significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Those securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When declines in interest rates occur, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. As the level of prevailing interest rates increases, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs, summarized by interest rates on the underlying collateral at March 31, 1996:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent.....................................................................  $  420.8       $  380.7     $  396.0
7 percent - 8 percent...............................................................     882.5          812.4        837.4
8 percent - 9 percent...............................................................     195.4          178.0        190.2
9 percent and above.................................................................      60.3           54.0         55.6
                                                                                      --------       --------     --------

           Total mortgage-backed securities.........................................  $1,559.0       $1,425.1     $1,479.2
                                                                                      ========       ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities including CMOs at March 31, 1996, summarized by type of security were as follows:

                                                                                             Estimated fair value
                                                                                            -----------------------
                                                                                                        Percent of
                                                                            Amortized                  fixed maturity
Type                                                                          cost          Amount      securities
- - ----                                                                          ----          ------      ----------
                                                                              (Dollars in millions)
Pass-throughs and sequential and targeted amortization classes............  $1,028.6       $1,052.0         21%
Support classes...........................................................     181.0          198.5          4
Accrual (Z tranche) bonds.................................................      22.9           24.9          1
Planned amortization classes and accretion directed bonds.................      87.3           92.6          2
Subordinated classes .....................................................     105.3          111.2          2
                                                                            --------       --------       ----

                                                                            $1,425.1       $1,479.2         30%
                                                                            ========       ========       ====

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity in the mortgage-backed securities market and the best price/performance ratio in a highly volatile interest rate environment. This type of security is also frequently used as collateral in the dollar-roll market. Sequential classes pay in a strict sequence with all principal payments received by the CMO paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing and thus offer slightly better call protection than sequential classes and pass-throughs.

     Support classes absorb the prepayment risk from which planned amortization and targeted amortization classes are protected. As such, they are usually extremely sensitive to prepayments. Most of the Company's support classes are higher average life instruments that generally will not lengthen if interest rates rise further and will have a tendency to shorten if interest rates decline. However, since these bonds have current values below par values, higher prepayments will have the effect of increasing yields.

     Accrual bonds are CMOs structured such that the payment of coupon interest is deferred until principal payments begin on these bonds. On each accrual date, the principal balance is increased by the amount of the interest (based upon the stated coupon rate) that otherwise would have been payable. As such, these securities act much the same as zero coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral in the CMO structure. Because of the zero coupon element of these securities and the potential uncertainty as to the timing of cash payments, their market values and yields are more sensitive to changing interest rates than other CMOs, pass-through securities and coupon bonds.

     Planned amortization classes and accretion directed bonds are some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments provided that the underlying mortgage collateral experiences prepayments within a certain range. Changes in prepayment rates are first absorbed by support classes which insulate the planned amortization classes from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to lend credit enhancement to the senior securities and as such, rating agencies require that this support not deteriorate due to the prepayment of the subordinated securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowners' defaults.

     At March 31, 1996, the mortgage loan portfolio was diversified across 65 properties with an average loan size of approximately $1.0 million. Approximately 99 percent of the mortgage loan balance relates to commercial loans including retail, multifamily residential, office, industrial, nursing home, restaurant and other properties. Approximately 2 percent of the mortgage loan balance was noncurrent at March 31, 1996. There were no realized losses on mortgage loans during the three months ended March 31, 1996 and 1995. At March 31, 1996, the Company had a loan loss reserve of $1.4 million.

     Borrowings under reverse repurchase agreements and dollar-roll transactions were $54.1 million at March 31, 1996, and were collateralized by pledged securities with fair values approximately equal to the borrowings. Such borrowings averaged approximately $75.9 million during the first three months of 1996.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ in many respects from those governing the preparation of financial statements under generally accepted accounting principles ("GAAP"). Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. The Company's insurance subsidiaries follow certain permitted accounting practices which are not specifically prescribed in state laws, regulations, general administrative rules and various NAIC publications. Such permitted accounting practices do not enhance statutory surplus. Further, the Company's insurance subsidiaries do not have any reinsurance agreements generally known as "surplus relief reinsurance" which have the effect of increasing statutory surplus at inception and reducing statutory surplus in subsequent years as amounts are recaptured by reinsurers. After appropriate eliminations of intercompany accounts, the Company's life insurance subsidiaries reported combined statutory net income of $7.1 million for the three months ended March 31, 1996, and the following amounts on the combined statutory balance sheet at March 31, 1996 (dollars in millions):

      Statutory capital and surplus...................................................      $219.6
      Asset valuation reserve.........................................................        39.0
      Interest maintenance reserve ...................................................        25.2
                                                                                            ------

         Total........................................................................      $283.8
                                                                                            ======

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

     American Life and Casualty's surplus includes a surplus note with a balance of $50.0 million at March 31, 1996. The payment of dividends and other distributions, including surplus note payments, by American Life and Casualty is subject to regulation by the Iowa Insurance Division. Currently, American Life and Casualty may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division, unless such payments, together with all other such payments within the preceding 12 months, exceed the greater of (i) American Life and Casualty's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year or (ii) 10 percent of its statutory surplus at the preceding December 31. For 1996, up to $31.0 million can be distributed as dividends and surplus note payments, by American Life and Casualty (of which $1.5 million had been distributed through March 31, 1996). Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by the Iowa Insurance Division. At March 31, 1996, American Life and Casualty had earned surplus of $113.3 million.

     In addition, the ability of the insurance subsidiaries to transfer funds to stockholders is limited by certain provisions in the Company's loan agreements relating to the maintenance of specified minimum levels of statutory capital and surplus and minimum levels of statutory risk-based capital. Under the most restrictive of these limitations, $29.5 million of earned surplus at March 31, 1996, would be available for distribution by American Life and Casualty to the Company in the form of dividends or other distributions.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibit.

     27.0 Financial Data Schedule.

b)   No reports on Form 8-K were filed for the quarter ended March 31, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AMERICAN LIFE HOLDING COMPANY


Dated: May 14, 1996                   By: /s/ ROLLIN M. DICK
                                          ------------------
                                          Rollin M. Dick,
                                          Executive Vice President and
                                            Chief Financial Officer
                                            (authorized officer and principal
                                            financial officer)