Form 10-Q
period 1996-06-30
AMERICAN LIFE HOLDING CO
filed 1996-08-13
CIK 887205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

   Shares of common stock oudtanding as of August 1, 1996: 1,500,100

                                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                                   (Dollars in millions)

                                                          ASSETS

                                                                                           June 30,       December 31,
                                                                                             1996             1995
                                                                                             ----             ----
                                                                                          (unaudited)       (audited)
Investments:
   Actively managed fixed maturity securities at fair value (amortized cost:
     1996 - $4,785.7; 1995 - $4,667.3)..................................................   $4,899.4          $5,083.1
   Equity securities at fair value (cost: 1996 - $23.0; 1995 - $16.5)...................       25.0              18.8
   Credit-tenant loans..................................................................       23.6              13.6
   Mortgage loans.......................................................................       62.4              64.6
   Policy loans.........................................................................       64.6              62.9
   Short-term investments...............................................................        7.3             107.8
   Other invested assets................................................................       18.5              18.2
                                                                                           --------          --------

        Total investments...............................................................    5,100.8           5,369.0

Accrued investment income...............................................................       89.6              80.8
Cost of policies purchased..............................................................      283.7             250.1
Cost of policies produced...............................................................      124.1              77.6
Income tax assets.......................................................................       32.3               -
Property and equipment (net of accumulated depreciation: 1996 - $1.2; 1995 - $.9).......        7.1               8.2
Securities segregated for the future redemption of redeemable
   preferred stock of a subsidiary......................................................       40.7              39.2
Goodwill (net of accumulated amortization: 1996 - $15.8; 1995 - $11.3)..................      344.4             348.9
Other assets............................................................................       33.9              29.9
                                                                                           --------          --------

        Total assets....................................................................   $6,056.6          $6,203.7
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



                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEET, continued
                                      (Dollars in millions, except per share amounts)

                                           LIABILITIES AND SHAREHOLDER'S EQUITY


                                                                                           June 30,       December 31,
                                                                                             1996             1995
                                                                                             ----             ----
                                                                                          (unaudited)       (audited)
Liabilities:
   Insurance liabilities...............................................................   $5,221.3          $5,148.7
   Income tax liabilities..............................................................        -                40.6
   Investment borrowings...............................................................       58.3             130.7
   Payable to AGP upon determination of the Savings Bank Litigation....................       30.1              30.1
   Other liabilities...................................................................       86.4              66.4
   Accounts payable to AGP and affiliates..............................................        9.2                .9
   Notes payable.......................................................................      268.0             267.5
                                                                                          --------          --------

        Total liabilities..............................................................    5,673.3           5,684.9

Redeemable preferred stock ............................................................       99.0              99.0
Minority interest......................................................................         .6                .6

Shareholder's equity:
   Common stock, $.01 par value, and additional paid-in capital; 1,600,000
     shares authorized; 1,500,100 shares issued and outstanding........................      143.0             143.0
   Unrealized appreciation of securities:
     Fixed maturity securities (net of applicable
       deferred income taxes: 1996 - $20.3; 1995 - $105.0).............................       37.6             194.9
     Other investments (net of applicable deferred income taxes:
       1996 - $1.0; 1995 - $.8)........................................................        1.9               1.5
   Retained earnings...................................................................      101.2              79.8
                                                                                          --------          --------

       Total shareholder's equity......................................................      283.7             419.2
                                                                                          --------          --------

       Total liabilities and shareholder's equity......................................   $6,056.6          $6,203.7
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



                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Dollars in millions)
                                                        (unaudited)

                                                                     Three months ended            Six months ended
                                                                           June 30,                     June 30,
                                                                   ---------------------          ------------------
                                                                   1996            1995           1996          1995
                                                                   ----            ----           ----          ----
Revenues:
   Insurance policy income....................................    $  11.0         $ 15.2        $  22.1        $ 29.8
   Net investment income......................................      101.5          105.4          203.6         207.5
   Net trading income (losses)................................       (1.0)            .2           (1.0)           .8
   Net realized gains.........................................         .6           48.3            4.0          52.1
   Other income...............................................        1.2            1.2            2.2           2.5
                                                                   ------         ------         ------        ------

          Total revenues......................................      113.3          170.3          230.9         292.7
                                                                   ------         ------         ------        ------

Benefits and expenses:
   Insurance policy benefits..................................        5.8            7.8           12.0          15.0
   Change in future policy benefits...........................        (.8)            .1            (.8)          1.0
   Interest expense on annuities and financial products.......       60.8           65.3          122.0         129.4
   Interest expense on notes payable..........................        6.9            8.3           13.8          16.8
   Interest expense on investment borrowings..................         .7            2.9            1.8           4.4
   Amortization of cost of policies purchased
      and cost of policies produced:
         Related to operations................................        9.4            8.9           18.2          17.1
         Related to realized gains............................        -             26.8            2.6          29.2
   Amortization of goodwill...................................        2.3            2.3            4.5           4.5
   Nonrecurring expenses......................................        -              -              1.4            -
   Other operating costs and expenses.........................        5.7            7.7           13.5          15.5
                                                                   ------         ------         ------        ------

         Total benefits and expenses..........................       90.8          130.1          189.0         232.9
                                                                   ------         ------         ------        ------

         Income before income taxes...........................       22.5           40.2           41.9          59.8
Income tax expense............................................        8.3           14.9           16.1          22.4
                                                                   ------         ------         ------        ------

         Net income...........................................       14.2           25.3           25.8          37.4
Dividend requirements of Series Preferred Stock...............        2.2            2.2            4.4           4.4
                                                                   ------         ------         ------        ------

         Net income applicable to common stock................     $ 12.0         $ 23.1         $ 21.4        $ 33.0
                                                                   ======         ======         ======        ======















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



                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                                   (Dollars in millions)
                                                        (unaudited)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                           --------------------
                                                                                           1996            1995
                                                                                           ----            ----

Common stock and additional paid-in capital:
    Balance, beginning and end of period..............................................    $143.0           $113.0
                                                                                          ======           ======

Unrealized appreciation (depreciation) of securities:
    Fixed maturity securities:
      Balance, beginning of period....................................................    $194.9           $(28.5)
         Change in unrealized appreciation (depreciation).............................    (157.3)           191.5
                                                                                          ------           ------

      Balance, end of period..........................................................    $ 37.6           $163.0
                                                                                          ======           ======

    Other investments:
      Balance, beginning of period....................................................    $  1.5           $  (.5)
         Change in unrealized appreciation (depreciation).............................        .4              1.9
                                                                                          ------           -------

      Balance, end of period..........................................................    $  1.9           $  1.4
                                                                                          ======           ======

Retained earnings:
    Balance, beginning of period......................................................   $  79.8           $  5.1
      Net income......................................................................      25.8             37.4
      Preferred stock dividends (payable in additional shares)........................      (4.4)            (4.4)
                                                                                         -------           ------

    Balance, end of period............................................................   $ 101.2           $ 38.1
                                                                                         =======           ======

      Total shareholder's equity......................................................   $ 283.7           $315.5
                                                                                         =======           ======




















                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.



                                      AMERICAN LIFE HOLDING COMPANY  AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Dollars in millions)
                                                        (unaudited)
                                                                                           Six months ended
                                                                                               June 30,
                                                                                           -----------------
                                                                                           1996         1995
                                                                                           ----         ----
Cash flows from operating activities:
    Net income......................................................................    $  25.8      $  37.4
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Amortization and depreciation..............................................       25.7         51.4
         Income taxes...............................................................       11.6         26.6
         Insurance liabilities......................................................       17.3          9.1
         Interest credited to insurance liabilities.................................      122.0        129.4
         Fees charged to insurance liabilities......................................      (16.4)        (8.1)
         Accrual and amortization of investment income..............................      (20.0)       (45.7)
         Deferral of cost of policies produced......................................      (40.8)       (44.5)
         Other liabilities..........................................................       15.0         16.6
         Realized (gains) and trading (income) losses on investments................       (3.0)       (52.9)
         Other......................................................................       (5.3)        (2.5)
                                                                                        -------     --------

           Net cash provided by operating activities................................      131.9        116.8
                                                                                        -------     --------

Cash flows from investing activities:
    Purchases of investments........................................................     (770.4)    (1,600.0)
    Sales of investments............................................................      599.7      1,338.0
    Maturities and redemptions......................................................       65.4         19.7
                                                                                        -------     --------
           Net cash used by investing activities....................................     (105.3)      (242.3)
                                                                                        -------     --------

Cash flows from financing activities:
    Payments on notes payable.......................................................       -           (15.0)
    Investment borrowings, net......................................................      (72.4)       214.4
    Deposits to insurance liabilities...............................................      353.0        486.6
    Withdrawals from insurance liabilities..........................................     (403.3)      (398.1)
    Dividends paid..................................................................       (4.4)        (4.4)
                                                                                        -------     --------

           Net cash provided (used) by financing activities.........................     (127.1)       283.5
                                                                                        -------     --------

           Net increase (decrease) in short-term investments........................     (100.5)       158.0

Short-term investments, beginning of period.........................................      107.8         53.3
                                                                                        -------     --------

Short-term investments, end of period...............................................    $   7.3     $  211.3
                                                                                        =======     ========









                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     The following notes should be read in conjunction with the notes to the consolidated financial statements included in the 1995 Form 10-K of American Life Holding Company ("we" or the "Company").

     SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of and for the periods ended June 30, 1996 and 1995, reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of prior audited financial statements. To conform with the current presentation, certain amounts previously reported have been reclassified. In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that significantly affect various reported amounts. For example, we use significant estimates and assumptions in calculating the cost of policies produced, the cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements would be affected.

     The Company is a wholly owned subsidiary of American Life Holdings, Inc. ("AGP"). In 1996, AGP changed its name from American Life Group, Inc. (formerly) The Statesman Group, Inc. prior to its name change in 1995).

     On September 29, 1994, Conseco Capital Partners II, L.P. ("Partnership II"), a Delaware limited partnership, completed the acquisition (the "Acquisition") of AGP. The sole general partner of Partnership II is a wholly owned subsidiary of Conseco, Inc. ("Conseco"). Conseco is a publicly-held specialized financial services holding company which manages several wholly or partially owned life insurance companies and provides fee-based services to its managed companies and other businesses. As a result of the Acquisition and related financing transactions, Partnership II owns 80 percent of AGP's outstanding common stock. Conseco, through its direct investment and interests in certain of its subsidiaries, has a 36 percent ownership interest in AGP and the Company.

     In March 1996,  Conseco  announced that it would be dissolving  Partnership
II. Accordingly, the partners have no further commitment to make additional contributions of capital to either Partnership II or AGP. In accordance with the partnership agreement, all of Partnership II's assets (primarily its investment in AGP) will be distributed to its partners subject to the conditions contained in the partnership agreement. Partnership II is currently exploring various alternatives to liquidate its investment in AGP in order to maximize the distributions to the partners. Such alternatives include (but are not limited to): (i) an initial public offering of AGP's common stock; (ii) the sale of AGP to another company or investor group; or (iii) the purchase by Conseco of the interest in AGP it does not currently own. In any event, Partnership II's assets must be distributed within two years of the announcement of the dissolution.

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

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify fixed maturity securities into three categories: "actively managed" and "trading account" (which we carry at estimated fair value) and "held to maturity" (which we carry at amortized cost). We have not held any securities in the "held to maturity" classification since the Acquisition and we held no "trading account" securities at June 30, 1996 or December 31, 1995. When we adjusted the carrying value of our actively managed fixed maturity securities to fair value (as described in note 1 to the consolidated financial statements included in the Company's 1995 Form 10-K) at June 30, 1996, we also adjusted several related balance sheet accounts as follows:

                                                                                       Effect of fair value
                                                                             Balance  adjustment to actively
                                                                             before        managed fixed       Reported
                                                                           adjustment   maturity securities     amount
                                                                           ----------   -------------------     ------
                                                                                       (Dollars in millions)

Actively managed fixed maturity securities...............................   $4,785.7         $ 113.7           $4,899.4
Cost of policies purchased...............................................      325.9           (42.2)             283.7
Cost of policies produced................................................      137.7           (13.6)             124.1
Income tax assets .......................................................       52.6           (20.3)              32.3
Unrealized appreciation of fixed maturity securities.....................        -              37.6               37.6

     CHANGES IN INVESTMENT BORROWINGS

     As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions to increase its return on investments and improve its liquidity. We account for these transactions as short-term collateralized borrowings. Such borrowings averaged approximately $66.4 million and $154.1 million during the six months ended June 30, 1996 and 1995, respectively, and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.3 percent and 5.7 percent for the six months ended June 30, 1996 and 1995, respectively.

     NOTES PAYABLE

     At June 30, 1996, $105.0 million and $20.0 million principal amounts were outstanding under the Tranche A facility ("Tranche A") and the Tranche B facility ("Tranche B"), respectively, of the Company's senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility also includes a $100.0 million revolving credit facility (the "Revolver"), of which no amounts were outstanding at June 30, 1996. The Senior Credit Facility bears interest at defined rates as selected by the Company plus an applicable margin which varies based on the Company's implied senior debt rating. At June 30, 1996, borrowings under Tranche A and Tranche B bore interest at 7.10 percent and 7.60 percent, respectively. The Company pays a fee on the unused portion of the Revolver of .2 percent to .5 percent per year, depending on the implied senior debt rating of the Company.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     PAYABLE TO AGP UPON DETERMINATION OF SAVINGS BANK LITIGATION

     In conjunction with the Acquisition, each common or equivalent share of AGP outstanding immediately prior to the Acquisition received a contingent payment right, designed to provide holders with certain financial benefits that AGP and American Life and Casualty (the "plaintiffs") may receive from a favorable determination of the litigation against the United States of America (the "Savings Bank Litigation"). This litigation is described in the notes to the consolidated financial statements included in the 1995 Form 10-K. At the Acquisition date, we established a liability of $30.1 million, representing the consideration that would be payable either to the holder of AGP's 1988 Series I and Series II Preferred Stock (the "1988 Series Preferred Stock"), or to AGP's other former shareholders, depending upon the outcome of the Savings Bank
Litigation. Since the timing of a final determination of the Savings Bank Litigation is uncertain, the plaintiffs are unable to predict when such $30.1 million amount will become payable.

     On August 30, 1995, the United States Court of Appeals for the Federal Circuit, in banc, affirmed the summary judgment of the Court of Federal Claims in the plantiffs' favor by a decision of nine to two. On July 1, 1996, the Supreme Court affirmed the summary judgment of the Court of Federal Claims in the plaintiffs favor by a decision of seven to two. A trial has been scheduled for February 25, 1997, in the Court of Federal Claims to determine damages related to the breach of contract by the United States of America.

 SUBSEQUENT EVENT

     In conjunction with AGP's efforts to reduce its operating expenses and improve its profitability, AGP recently announced its plan to close its home office in Des Moines, Iowa, and consolidate its operations with Conseco in Carmel, Indiana, by late 1996.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion addresses the principal factors affecting the Company's earnings and financial condition, including liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the 1995 Form 10-K.

     RESULTS OF OPERATIONS

     Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment-type products, decreased 26 percent, to $22.1 million in the first six months of 1996. This decrease was the result of a $9.7 million reduction in life insurance premiums primarily related to group life insurance business coinsured to an unaffiliated company at the end of 1995, partially offset by an increase in surrender charges earned on annuity policy withdrawals. Surrender charges assessed against annuity withdrawals for the first six months of 1996 were $9.1 million compared to $7.4 million for the first six months of 1995; annuity policy withdrawals were $397.5 million and $394.8 million for the respective periods. See "Liquidity and Capital Resources" for a discussion of withdrawals and surrenders.

     Net investment income decreased 1.9 percent to $203.6 million in the first six months of 1996 from $207.5 million in the first six months of 1995. The average invested assets (amortized cost basis) increased to $4.9 billion in 1996 from $4.7 billion in 1995 while the yield earned on average invested assets declined to 8.2 percent in 1996 from 8.9 percent in 1995. Cash flows received during 1995 and the first six months of 1996 (including cash flows from the sales of investments) were invested in lower-yielding securities due to a general decline in interest rates.

     Net realized gains and net trading income (losses) often fluctuate from period to period. The Company sold $599.7 million of investments (principally fixed maturity securities) in the first six months of 1996, compared to approximately $1.3 billion in 1995, generating net realized gains of $4.0 million and net trading losses of $1.0 million in the first six months of 1996, compared to net realized gains of $53.6 million and net trading income of $.8 million in 1995. In addition, during the first six months of 1995 the Company recorded a realized loss of $1.5 million on the writedown of an investment as a result of changes in conditions which caused the Company to conclude that the decline in its fair value was other than temporary. The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity securities, contributed to the Company's ability to realize gains on investment sales in 1995, and to a lesser extent, in 1996.

     Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. We believe, however, that the following factors would mitigate the adverse effect of such decreases on net income: (i) the Company recognizes additional amortization of the cost of policies purchased and the cost of policies produced in the same period as the gain in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to realized gains below); (ii) the Company can reduce interest rates credited to some products thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains.

     Insurance policy benefits and change in future policy benefits decreased 30 percent to $11.2 million in the first six months of 1996 primarily as a result of the reinsuring of the group life insurance business to an unaffiliated company at the end of 1995.

     Interest expense on annuities and financial products decreased 5.7 percent, to $122.0 million in the first six months of 1996 primarily due to: (i) lower crediting rates and (ii) the expensing in 1995 of first-year interest rate bonuses of approximately $4.0 million on policies issued prior to the Acquisition date as a result of the application of purchase accounting. Prior to the Acquisition date, such first-year interest rate bonuses (related to policies issued prior to the Acquisition date) were capitalized as a cost of policies produced. At June 30, 1996, the weighted average crediting rate for the Company's annuity liabilities, excluding interest rate bonuses guaranteed for the first year of the annuity contract, was 5.0 percent, compared to 5.4 percent at June 30, 1995.

     Interest expense on notes payable decreased 18 percent, to $13.8 million in the first six months of 1996 due to scheduled and unscheduled reductions in outstanding indebtedness and from lower interest rates on the borrowings.

     Interest expense on investment borrowings decreased 59 percent, to $1.8 million in the first six months of 1996 due to a lower average balance of funds borrowed and a lower average cost of funds.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

     Amortization related to operations (consisting of amortization of the cost of policies purchased for business in force at the Acquisition date and the cost of policies produced after the Acquisition date) increased 6.4 percent to $18.2 million in the first six months of 1996. Higher amortization of the cost of policies produced reflected an increase in the amount of business in force issued since the Acquisition date.

     Cost of policies produced represents the cost (primarily commissions, bonus interest and certain costs of policy issuance and underwriting) which varies with and is primarily related to the production of new business. Costs deferred may represent amounts paid in the period the new business is written (such as underwriting costs and first-year commissions) or in periods after the business is written (such as commissions paid in subsequent years in excess of the lowest commission paid each year the policy is in force and bonus interest credited through the first policy anniversary date).

     Cost of policies purchased represents the portion of Partnership II's cost to acquire the Company that is attributable to the right to receive cash flows from existing insurance contracts. Some costs incurred after the Acquisition date on policies issued prior to such date, which otherwise would have been deferred had it not been for the Acquisition (because they vary with and are primarily related to the production of the acquired policies), were expensed. Examples include commissions paid in excess of the lowest commissions paid each year the policy is in force and bonus interest. However, such amounts were considered in determining the cost of policies purchased and related amortization.

     Amortization related to realized gains decreased to $2.6 million in the first six months of 1996 as a result of lower realized gains in the period.

     Nonrecurring expenses in 1996 primarily include expenses incurred in conjunction with the consolidation of the Company's Alabama operations with the home office operations.

     Other operating costs and expenses decreased 13 percent to $13.5 million in the first six months of 1996 as a result of: (i) non- deferrable commission expense related to certain group life insurance business which was coinsured to an unaffiliated company at the end of 1995; and (ii) cost savings related to the consolidation of the Company's Alabama operations with the home office operations.

     Income tax expense decreased 28 percent, to $16.1 million in the first six months of 1996 primarily due to the decrease in pretax income. The effective tax rates of 38 percent in 1996 and 37 percent in 1995 exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization cannot be deducted for federal income tax purposes.

     Second Quarter of 1996 Compared to Second Quarter of 1995

     Insurance policy income decreased 28 percent, to $11.0 million in the second quarter of 1996. This decrease was the result of a $5.4 million reduction in life insurance premiums primarily related to group life insurance business that was coinsured to an unaffiliated company at the end of 1995, partially offset by an increase in surrender charges earned on annuity policy withdrawals. Surrender charges assessed against annuity withdrawals for the second quarter of 1996 were $4.9 million compared to $3.9 million for the second quarter of 1995; annuity policy withdrawals were $215.1 million and $218.0 million for the respective periods. See "Liquidity and Capital Resources" for a discussion of withdrawals and surrenders.

     Net investment income decreased 3.7 percent to $101.5 million in the second quarter of 1996 from $105.4 million in the second quarter of 1995. The average invested assets (amortized cost basis) increased to $5.0 billion in 1996 from $4.8 billion in 1995, while the yield earned on average invested assets declined to 8.2 percent in 1996 from 8.8 percent in 1995 as a result of the factors discussed above for the six month periods.

     Net realized gains and net trading income (losses) often fluctuate from period to period. The Company sold $307.1 million of investments (principally fixed maturity securities) in the second quarter of 1996, compared to $954.7 million in the second quarter of 1995, generating net realized gains of $.6 million and net trading losses of $1.0 million in the second quarter of 1996, compared to net realized gains of $49.8 million and net trading income of $.2 million in the second quarter of 1995. In addition, during the second quarter of 1995 the Company recorded a realized loss of $1.5 million on the writedown of an investment as a result of changes in conditions which caused the Company to conclude that the decline in the fair value of the investment was other than temporary. The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity securities, contributed to the Company's ability to realize gains on investment sales in 1995, and to a lesser extent, in 1996.

     Insurance policy benefits and change in future policy benefits decreased 37 percent to $5.0 million in the second quarter of 1996 consistent with the explanation above for the six month periods.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES


     Interest expense on annuities and financial products decreased 6.9 percent, to $60.8 million in the second quarter of 1996 primarily due to the factors described above for the six month periods.

     Interest expense on notes payable decreased 17 percent, to $6.9 million in the second quarter of 1996 as a result of the factors discussed above for the six month periods.

     Interest expense on investment borrowings decreased 76 percent, to $.7 million in the second quarter of 1996 due to a lower average balance of funds borrowed and a lower average cost of funds.

     Amortization related to operations increased 5.6 percent, to $9.4 million in the second quarter of 1996 consistent with the explanation above for the six month periods.

     Amortization related to realized gains decreased in the second quarter of 1996 as a result of insignificant realized gains in the second quarter of 1996.

     Other operating costs and expenses decreased 26 percent, to $5.7 million in the second quarter of 1996 consistent with the explanation above for the six month periods.

     Income tax expense decreased 44 percent, to $8.3 million in the second quarter of 1996 primarily due to the decrease in pretax income. The effective tax rate of 37 percent in 1996 and 1995 exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization cannot be deducted for federal income tax purposes.

     SALES

     In accordance with generally accepted accounting principles, the insurance policy income shown on our consolidated statement of operations consists of premiums we receive on policies which have life contingencies or morbidity features. For annuity and universal life contracts without such features, accounting rules dictate that premiums collected are not reported as revenues, but rather as deposits to insurance liabilities. We recognize revenues for these products in the form of investment income and surrender or other charges.

     Net premiums collected in the six months ended June 30, 1996, were $358.7 million, of which $353.0 million were recorded as deposits to policy liability accounts. This compares to $502.0 million collected and $486.6 million recorded as deposits to policy liability accounts in the six months ended June 30, 1995. Net premiums collected declined in the first six months of 1996 compared to the first six months of 1995 primarily due to a declining interest rate environment which resulted in increased competition from alternative investments such as certificates of deposit, mutual funds and variable annuity products.

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

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

     The trend of significant increases in withdrawals and surrenders subsided in the first six months of 1996 as policy withdrawal and surrender payments increased moderately to $403.3 million compared to $398.1 million in the first six months of 1995. This increase was primarily due to an increase in annuity penalty-free partial withdrawals. Total withdrawals and surrenders by policyholders were 14.9 percent (annualized) and 14.2 percent of the average cash values outstanding during the six months ended June 30, 1996, and the year ended December 31, 1995, respectively.

     The following table summarizes the Company's deferred annuity liabilities at June 30, 1996 and December 31, 1995, and sales for the six months and year then ended, respectively, by surrender charge category (dollars in millions):

                                                       June 30, 1996                             December 31, 1995
                                         -----------------------------------------    -------------------------------------
                                          Annuity                                      Annuity
Surrender charge percent                   sales    Percent  Liabilities   Percent      sales   Percent Liabilities Percent
- ------------------------                 ---------  -------  -----------   -------    --------- ------- ----------- -------
No surrender charge...................     $   .1      *%     $  965.9       20%     $   .2        * %   $  986.1     21%
1 to 3.9 percent......................        -        -         371.1        8         -          -        352.3      7
4 to 6.9 percent......................        1.3      *         838.6       18         6.4        1        901.6     19
7 to 9.9 percent......................        9.2      3       1,257.4       26        64.4        9      1,100.6     23
10 to 11.9 percent....................      112.0     36         970.0       20       371.3       51      1,016.5     22
12 percent and greater................      190.9     61         375.1        8       285.9       39        359.3      8
                                           ------    ---      --------      ---      ------     ----     --------    ---

                                           $313.5    100%     $4,778.1      100%     $728.2      100%    $4,716.4    100%
                                           ======    ===      ========      ===      ======      ===     ========    ===

* less than 1%

     Deferred annuity liabilities that could be surrendered without penalty increased from $508.8 million, or 14 percent of deferred annuity liabilities, at December 31, 1993 to $965.9 million, or 20 percent of deferred annuity liabilities, at June 30, 1996. This increase was primarily attributable to the policy form discussed above whose surrender charge declined from 4 percent at the fifth policy anniversary date to zero percent at the sixth policy anniversary date. Sales of this policy form peaked in the second quarter of 1989 and were insignificant after the second quarter of 1990. At June 30, 1996, the aggregate account balances in force for this product were $543.0 million, of which $494.0 million could be surrendered without penalty.

     Deferred annuity liabilities that initially become surrenderable without penalty are expected to decline over the remainder of 1996 and 1997. The following table summarizes the Company's deferred annuity liabilities in which the surrender charge expires within the first subsequent year and the second subsequent year at December 31, 1994 and 1995, and June 30, 1996.

                                                                Within
                                                          ------------------
                                                          first        second         Total
                                                       subsequent    subsequent    within next
                                                          year          year         2 years
                                                          ----          ----         -------
                                                                     (Dollars in millions)

           December 31, 1994.........................     $456.0       $168.1         $624.1
           December 31, 1995.........................      158.9         71.3          230.2
           June 30, 1996.............................       77.5        101.7          179.2

     Most of our assets are invested in fixed maturity securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, we could liquidate portions of our investments or use them to facilitate borrowings under reverse repurchase agreements, if such a need arose. At June 30, 1996, the Company's portfolio of bonds, notes and redeemable preferred stocks had an aggregate net unrealized gain of $113.7 million.

     Parent Holding Companies

     Changes in the consolidated balance sheet from December 31, 1995 to June 30, 1996, reflect: (i) a decrease in the fair value of actively managed fixed maturity investments and its effects on the consolidated balance sheet accounts;
(ii) a decrease in short-term investments primarily as a result of a $72.4 million reduction in investment borrowings; and (iii) an increase in retained earnings attributable to the Company's operations.

     Excluding the effect of reporting fixed maturities at fair value, the ratio of debt to total capital decreased to 44 percent at June 30, 1996, from 45 percent at December 31, 1995. Including the effect of reporting fixed maturities at fair value, the ratio of debt to total capital increased to 41 percent at June 30, 1996, from 34 percent at December 31, 1995.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



     As a result of Conseco's announced intention to dissolve Partnership II, the partners have no further commitment to make additional contributions of capital to Partnership II or the Company. The Company believes, however, that amounts required to meet its financial obligations are available from its insurance operations. In addition, at June 30, 1996, $100.0 million was available to be borrowed under the Revolver.

     INVESTMENTS

     At June 30, 1996, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                        Gross         Gross     Estimated
                                                                         Amortized    unrealized    unrealized    fair
                                                                           cost         gains         losses      value
                                                                           ----         -----         ------      -----
                                                                                          (Dollars in millions)

United States Treasury securities......................................  $   84.2     $   3.6        $   -     $    87.8
Obligations of states and political subdivisions.......................      31.9         4.3            .3         35.9
Foreign government obligations.........................................      13.2          .4            .7         12.9
Public utility securities..............................................     784.2        44.2           3.7        824.7
Other corporate securities.............................................   2,414.6        78.5          45.3      2,447.8
Mortgage-backed securities.............................................   1,457.6        51.3          18.6      1,490.3
                                                                         --------     -------         -----     --------

    Total fixed maturity securities ...................................  $4,785.7     $ 182.3         $68.6     $4,899.4
                                                                         ========     =======         =====     ========

     The following table sets forth the investment ratings of fixed maturity securities at June 30, 1996 (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $64.4 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."


                                                                                Percent of
                                                                    ----------------------------------
                                                                  Fixed maturity              Total
                              Investment rating                     securities             investments
                              -----------------                     ----------             -----------
                       AAA...................................            34%                  32%
                       AA....................................            11                   11
                       A.....................................            27                   26
                       BBB...................................            25                   24
                                                                       ----                 ----

                              Investment grade...............            97                   93

                       BB....................................             3                    3
                                                                       ----                 ----
                              Total fixed maturity securities           100%                  96%
                                                                       ====                 ====


     At June 30, 1996, our below investment grade fixed maturity securities had an amortized cost of $164.0 million and an estimated fair value of $162.9 million.

     The Company's investment portfolio is subject to the risk of declines in realizable value. We attempt to mitigate this risk through the diversification and active management of our portfolio. As of June 30, 1996, there were no fixed maturity securities about which we had serious doubts as to the ability of the issuer to comply with the contractual terms of its obligations on a timely basis.

     Sales of investments (principally fixed maturity securities) during the six months ended June 30, 1996, generated proceeds of $599.7 million, net realized gains of $4.0 million and trading losses of $1.0 million. Proceeds from sales of investments during the first six months of 1995 generated proceeds of $1,338.0 million, net realized gains of $53.6 million and trading gains of $.8 million. In addition, during the first six months of 1995 the Company recorded a realized loss of $1.5 million on the writedown of an investment as a result of changes in conditions which caused the Company to conclude that the decline in the fair value of the investment was other than temporary.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES


     At June 30, 1996, fixed maturity securities included $1.5 billion (or 30 percent of all fixed maturity investments) of mortgage-backed securities, of which $921.6 million were collateralized mortgage obligations ("CMOs") and $568.7 million were pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches". These securities provide for sequential retirement of principal rather than the retirement of principal on a pro rata share basis, such as occurs on pass-through securities through regular monthly principal payments.

     The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the mortgages backing the assets to changes in interest rates, a variety of economic, geographic and other factors and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans, and on the securities backed by these loans, increase when prevailing interest rates decline significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Mortgage-backed securities purchased at a premium to par that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from prepayments are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. As interest rates rise, prepayments decrease (because fewer underlying mortgages are refinanced). When this occurs, the average maturity and duration of the mortgage-backed securities increase. This lowers the yield on mortgage-backed securities purchased at a discount, since the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, as a result of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs, summarized by interest rates on the underlying collateral at June 30, 1996:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)

Below 7 percent   ..................................................................  $  446.5       $  405.8     $  415.7
7 percent - 8 percent...............................................................     885.1          816.2        829.6
8 percent - 9 percent...............................................................     206.7          190.2        198.4
9 percent and above.................................................................      51.5           45.4         46.6
                                                                                      --------       --------     --------

           Total mortgage-backed securities.........................................  $1,589.8       $1,457.6     $1,490.3
                                                                                      ========       ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities including CMOs at June 30, 1996, summarized by type of security, were as follows:

                                                                                               Estimated fair value
                                                                                            -------------------------
                                                                                                           Percent of
                                                                            Amortized                     fixed maturity
Type                                                                          cost          Amount         securities
- ----                                                                          ----          -----          ----------
                                                                             (Dollars in millions)
Pass-throughs and sequential and targeted amortization classes............  $1,034.2       $1,045.9           21%
Support classes...........................................................     164.3          176.2            4
Accrual (Z tranche) bonds.................................................      23.5           24.6            1
Planned amortization classes and accretion directed bonds.................     127.5          131.5            2
Subordinated classes .....................................................     108.1          112.1            2
                                                                            --------       --------          ---

                                                                            $1,457.6       $1,490.3           30%
                                                                            ========       ========          ===

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity in the mortgage-backed securities market and the best price/performance ratio when interest rates are volatile. This type of security is also frequently used as collateral in the dollar-roll market. Sequential classes pay in a strict sequence; all principal payments received by the CMO are paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing; they thus offer slightly better call protection than sequential classes or pass-throughs.

     Planned amortization and targeted amortization classes are protected from prepayment risk; this risk is absorbed by support classes. As such, support classes are usually extremely sensitive to prepayments. Most of the support classes we own are higher- average-life instruments whose duration generally will not lengthen if interest rates rise further and will tend to shorten if interest rates decline. Since the par values of these bonds exceed amortized cost, higher prepayments will have the effect of increasing yields.

     Accrual bonds are CMOs structured such that the payment of coupon interest is deferred until principal payments begin. On each accrual date, the principal balance is increased by the amount of the interest (based upon the stated coupon rate) that otherwise would have been payable. As such, these securities act much like zero coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, the timing of which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral. Because of the zero-coupon element of these securities and the potential uncertainty as to the timing of cash payments, their market values and yields are more sensitive to changing interest rates than are other CMOs, pass-through securities or coupon bonds.

     Planned amortization classes and accretion-directed bonds are some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments, provided that the underlying mortgage collateral prepays within an expected range. Changes in prepayment rates are first absorbed by support classes, which insulate the planned amortization classes from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to lend credit enhancement to the senior securities and as such, both prepayment and credit risk associated with this class are generally higher than that of the senior securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowners' defaults.

     At June 30, 1996, the mortgage loan portfolio was diversified across 64 properties with an average loan size of approximately $1.0 million. Approximately 99 percent of the mortgage loan balance was commercial loans, including retail, multifamily residential, office, industrial, nursing home, restaurant and other properties. Less than 1 percent of the mortgage loan balance was noncurrent at June 30, 1996. There were no realized losses on mortgage loans in either the first six months of 1996 or 1995. At June 30, 1996, our loan loss reserve was $.5 million.

     Borrowings under reverse repurchase agreements and dollar-roll transactions were $58.3 million at June 30, 1996 and averaged approximately $66.4 million during the first six months of 1996. These borrowings were collateralized by pledged securities with fair values approximately equal to the borrowings.

     STATUTORY INFORMATION

     Our insurance subsidiaries are required to follow statutory accounting practices ("SAP") prescribed or permitted by state insurance regulators. SAP differs in many respects from generally accepted accounting principles ("GAAP"). Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in our GAAP basis financial statements. Our insurance subsidiaries do not employ surplus relief reinsurance (which some other firms use to increase statutory surplus), nor have our subsidiaries adopted any accounting practice not specifically prescribed by SAP which has the effect of increasing statutory surplus.

     After appropriate eliminations of intercompany accounts, the Company's life insurance subsidiaries reported combined statutory net income of $12.4 million for the six months ended June 30, 1996, and the following amounts on the combined statutory balance sheet at that date (dollars in millions):


      Statutory capital and surplus...................................................      $221.3
      Asset valuation reserve.........................................................        41.8
      Interest maintenance reserve ...................................................        23.9
                                                                                            ------

         Total........................................................................      $287.0
                                                                                            ======

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES


     At June 30, 1996, American Life and Casualty's surplus included a surplus note with a balance of $50.0 million. The payment by American Life and Casualty of dividends and other distributions, including surplus note payments, is subject to regulation by the Iowa Insurance Division. Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by the Iowa Insurance Division. At June 30, 1996, American Life and Casualty had earned surplus of $115.6 million. American Life and Casualty may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division as long as such payments, together with all other such payments within the preceding 12 months, do not exceed the greater of: (i) American Life and Casualty's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year; or (ii) 10 percent of its statutory surplus at the preceding December 31. Under this formula, American Life and Casualty is entitled to distribute up to $31.0 million as dividends and surplus note payments during 1996 without the prior approval of the Iowa Insurance Division ($2.6 million had been distributed through June 30, 1996).

      In addition, the ability of our insurance subsidiaries to transfer funds to stockholders is limited by certain provisions in our loan agreements which require us to maintain specified minimum levels of statutory capital and surplus and statutory risk-based capital. Under the most restrictive of these limitations, $33.2 million of earned surplus at June 30, 1996, would be available for distribution by American Life and Casualty to the Company in the form of dividends or other distributions.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibit.

     27.0  Financial Data Schedule.

b)   No reports on Form 8-K were filed for the quarter ended June 30, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  AMERICAN LIFE HOLDING COMPANY


Dated: August 13, 1996            By: /s/ ROLLIN M. DICK
                                     ------------------
                                     Rollin M. Dick,
                                     Executive Vice President and
                                       Chief Financial Officer
                                       (authorized officer and principal
                                       financial officer)