Form 10-K405
period 1996-12-31
AMERICAN LIFE HOLDING CO
filed 1997-03-31
CIK 887205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the fiscal  year  ended  December 31, 1996 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                 For the transition period from ______ to ______

                         Commission file number: 0-20174

                          American Life Holding Company

                  Delaware                             No. 42-1362294
                  --------                             --------------
           State of Incorporation              IRS Employer Identification No.

        11825 N. Pennsylvania Street
            Carmel, Indiana 46032                       (317) 817-6100
            ---------------------                       --------------
   Address of principal executive offices                  Telephone

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                             Series Preferred Stock

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of common stock held by nonaffiliates (Computed as of March 28, 1997):  $ -0-
     Shares of common stock outstanding as of March 28, 1997: 1,500,100

     DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

ITEM 1. BUSINESS OF AMERICAN LIFE HOLDING COMPANY

       Background

       American Life Holding Company (the "Company" or "American Life Holding") is an insurance holding company specializing in the development, marketing, issuance and administration of individual fixed annuity products and, to a lesser extent, individual life insurance products through its insurance subsidiaries, American Life and Casualty Insurance Company ("American Life and Casualty") and Vulcan Life Insurance Company ("Vulcan Life"). The Company owns 100 percent of American Life and Casualty, which owns 98 percent of Vulcan Life. The Company is a wholly owned subsidiary of American Life Holdings, Inc.
("ALH"). ALH is a wholly owned subsidiary of Conseco, Inc., a publicly-held company that owns and operates life insurance companies. In 1996, ALH changed its name from American Life Group, Inc. (formerly known as The Statesman Group, Inc. prior to its name change in 1995).

       American Life and Casualty and Vulcan Life are licensed to sell annuities and life insurance in 48 states and the District of Columbia. The Company collected $706.2 million of annuity deposits and insurance premiums (net of reinsurance) in 1996, of which approximately 96 percent (99 percent of first year premiums) was from the sale of annuities. At December 31, 1996, the Company had approximately 272,000 individual policies in force.

       The Company was incorporated under the laws of the State of Delaware on August 9, 1990. Its executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana, 46032, and its telephone number is (317) 817-6100.

       On September 29, 1994, Conseco Capital Partners II, L.P. ("Partnership II"), a Delaware limited partnership, completed the acquisition of ALH (the "Acquisition") pursuant to an Agreement and Plan of Merger, providing for the merger of ALH with a subsidiary of Partnership II. ALH's former shareholders received $15.25 in cash per common equivalent share plus a contingent payment right to receive up to another $2.00 in cash per common equivalent share based on the outcome of ALH's and the Company's pending litigation against the U.S. Government concerning ALH's and the Company's former savings bank subsidiary (for further discussion see "Item 3 - Legal Proceedings" and note 8 to the consolidated financial statements). The sole general partner of Partnership II was a wholly owned subsidiary of Conseco. On September 30, 1996, Conseco and its subsidiaries purchased all of the outstanding common stock of ALH not already owned by Conseco from Partnership II and others who had a direct ownership interest in ALH (the "ALH Stock Purchase").

       Products

       The Company's products include single premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs"), single premium immediate annuities, interest-sensitive life insurance products (primarily universal life insurance), traditional life insurance products and accident and health insurance products. Of the $706.2 million of annuity deposits and insurance premiums collected (net of reinsurance) in 1996, approximately 92 percent were from sales of deferred annuities, 4 percent were from life insurance products, 3 percent were from single premium immediate annuities and less than 1 percent were from accident and health insurance products.

       Annuities accounted for $675.0 million of the Company's annuity deposits and insurance premiums collected in 1996 (net of reinsurance). In general, a SPDA is a savings vehicle in which the policyholder, or annuitant, makes a single premium payment to an insurance company which guarantees the principal and accrues a stated rate of interest. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity in a single payment, a specified income for life or for a fixed number of years or a combination of certain and life contingent payments. FPDAs are similar to SPDAs in many respects, except that FPDAs allow additional premium payments in varying amounts.

       The Company's SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which the Company has the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate generally ranging from 3.0 percent to 5.5 percent. The initial crediting rate is largely a function of the interest rate the Company can earn on invested assets acquired with the new annuity fund deposits and the rates offered on similar products by the Company's competitors. For subsequent adjustments to crediting rates, the Company takes into account the yield on its investment portfolio, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics. Since 1992, more than 80 percent of the Company's new annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1 percent to 8 percent of the annuity deposit for the first policy year only, after which the bonus interest portion of the initial crediting rate is automatically discontinued and the renewal crediting rate is established. Commissions to agents are generally reduced by 3 or more percentage points on products with bonus crediting rates of 3 percent or more to partially compensate the Company for the higher initial crediting rate on these products. As of December 31, 1996, the average crediting rate on the Company's outstanding SPDAs and FPDAs, including interest bonuses guaranteed for the first year of the annuity contract only, was 5.4 percent (the average rate exclusive of the bonuses was 5.1 percent).

       The policyholder is typically permitted to withdraw all or a part of the premium paid plus the accumulated interest credited to his account (the "accumulation value"), subject in many cases to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of the Company's SPDAs and FPDAs provide for penalty-free withdrawals of up to 10 percent of the accumulation value each year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from five to 12 years after the date a policy was issued. The surrender charge is initially 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and better enabling the Company to maintain profitability on such policies. In addition, beginning in September 1995, the Company offered a deferred annuity product with a "market value adjustment" feature that is designed to provide the Company with additional protection from early terminations during a period of rising interest rates by reducing the surrender value payable upon a full or partial surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, during a period of declining interest rates, the market value adjustment feature would increase the surrender value payable to the policyholder. In 1996, the Company collected premiums of $205.0 million from sales of FPDAs with this feature.

       In response to consumers' desire for alternative investment products with returns linked to those of common stocks, the Company introduced an equity-linked SPDA in June 1996. This product accounted for $87.1 million of SPDA premiums collected during 1996. The annuity's accumulation value is credited with interest at an annual minimum guaranteed rate of 3 percent, but the annuity provides for higher returns based on a percentage (the "participation rate") of the change in the S&P 500 Index during each year of its term. The Company has the discretionary ability to change the participation rate (which is currently 100 percent), subject to a minimum of 50 percent. The annuity provides for penalty-free withdrawals of up to 10 percent of the accumulation value in each year after the first year of the annuity's term. Most other withdrawals during the first eight years of the annuity's term are subject to a 9 percent surrender charge. The Company purchases S&P 500 Index Options, the values of which change as benefits accrue to these annuities as a result of the equity-linked return feature.

       Life insurance products accounted for $28.6 million of the Company's annuity deposits and insurance premiums collected (net of reinsurance) in 1996. The Company offers a portfolio of interest-sensitive life insurance products, including single and flexible premium universal life insurance products and single premium whole life products and traditional life insurance, including term insurance. The principal differences among these types of products offered by the Company relate to policy provisions affecting the amount and timing of premium payments. Prior to December 31, 1995, the Company derived approximately one-third of its life insurance premiums from several group term life insurance programs, including a program established in 1963 for members of state National Guard Associations. On December 31, 1995, the Company entered into a coinsurance agreement that ceded the National Guard group insurance to another life insurance company.

       The Company's interest-sensitive life insurance products offer policyholders life insurance protection and the opportunity to accumulate assets at competitive interest rates. Interest-sensitive life insurance products have similar characteristics to annuities with respect to the crediting of a current rate of interest above a guaranteed minimum rate and the use of surrender charges to discourage premature withdrawal of cash values. The surrender charges are typically larger and decline over a longer period. Interest-sensitive life insurance policies also generally provide for charges against the policyholder's account balance for the cost of insurance and administrative expenses.

       Accident and health insurance is no longer being actively marketed by the Company. Premiums are being generated principally from renewals of guaranteed renewable and non-cancelable individual plans.

         Premium collections by product type for the periods presented are as follows:


                                                                            Years ended December 31,
                                                          ------------------------------------------------------------
                                                          1996         1995          1994          1993           1992
                                                          ----         ----          ----          ----           ----
                                                                                  (Dollars in millions)
First year premiums collected:
   Traditional individual life.......................     $  1.4       $  1.1     $    1.7     $    1.7        $  1.4
   Universal life....................................        2.8          4.2          3.8          4.1           5.0
                                                          ------       ------     --------     --------        ------

     Total life......................................        4.2          5.3          5.5          5.8           6.4
   Individual annuities .............................      649.4        754.0      1,055.5        989.9         434.7
                                                          ------       ------     --------     --------        ------

     Total first year premiums.......................      653.6        759.3      1,061.0        995.7         441.1
                                                          ------       ------     --------     --------        ------

Renewal premiums collected:
   Traditional individual life.......................       12.2         13.5         13.4         12.9          13.6
   Universal life....................................       15.9         15.7         15.5         14.9          14.5
   Group life and other..............................        3.6         14.2         15.1         15.0          16.1
                                                          ------       ------     --------     --------        ------

     Total life......................................       31.7         43.4         44.0         42.8          44.2
   Individual annuities .............................       26.2         23.2         24.8         26.1          24.1
   Accident and health...............................        3.7          4.1          4.4          4.7           4.7
                                                          ------       ------     --------     --------        ------

     Total renewal premiums..........................       61.6         70.7         73.2         73.6          73.0
                                                          ------       ------     --------     --------        ------

     Total gross premiums............................      715.2        830.0      1,134.2      1,069.3         514.1

Reinsurance ceded....................................       (9.0)        (4.4)        (5.1)        (4.4)         (4.4)
                                                          ------       ------     --------     --------        ------

     Net premiums collected..........................     $706.2       $825.6     $1,129.1     $1,064.9        $509.7
                                                          ======       ======     ========     ========        ======

     Insurance liabilities and life insurance in force as of the dates presented are as follows:


                                                                                          December 31,
                                                                                     ----------------------
                                                                                     1996              1995
                                                                                     ----              ----
                                                                                      (Dollars in millions)

     Insurance liabilities:
         Deferred annuities...................................................    $ 4,881.3         $ 4,716.4
         Universal life-type contracts........................................        235.5             234.2
         Traditional life insurance contracts.................................         72.7              87.0
         Limited-payment contracts............................................         36.4               8.1
         Individual accident and health.......................................          6.7               7.2
         Group life and health................................................          3.2               3.3
         Other policyholders' funds and claims payable........................        106.5              92.5
                                                                                  ---------         ---------

                  Total insurance liabilities.................................    $ 5,342.3         $ 5,148.7
                                                                                  =========         =========


     Life insurance in force:
         Individual life:
              Universal life..................................................    $ 1,590.2         $ 1,598.4
              Single premium life.............................................        174.6             180.4
              Traditional whole life..........................................        597.6             595.3
              Individual term.................................................      1,313.2           1,364.7
                                                                                  ---------         ---------

                  Gross individual life insurance.............................      3,675.6           3,738.8
         Reinsurance ceded....................................................     (1,033.5)           (949.9)
                                                                                  ---------         ---------

                  Net individual life insurance...............................      2,642.1           2,788.9
                                                                                  ---------         ---------

         Group life and other.................................................      2,777.0           3,727.1
         Reinsurance ceded on group life and other (a)........................     (2,771.7)         (3,700.3)
                                                                                  ---------         ---------

                  Net group life insurance and other..........................          5.3              26.8
                                                                                  ---------         ---------

                  Net life insurance in force.................................    $ 2,647.4         $ 2,815.7
                                                                                  =========         =========

         (a) In 1995, the Company entered into a reinsurance contract to cede substantially all of its group life insurance.

       Marketing and Distribution

       The Company maintains a diverse distribution network and provides high quality service to its agents and policyholders. The Company markets its products primarily through a general agency and insurance brokerage distribution system comprised of approximately 29,000 independent licensed agents located in the 49 states in which the Company is licensed to transact business.

       The insurance brokerage distribution system is comprised of insurance brokers and marketing organizations. In the past several years, the Company has pursued a strategy to increase the size of its brokerage distribution network by developing relationships with national and regional marketing organizations. These organizations typically recruit agents for the Company by advertising the Company's products and its commission structure, through direct mail advertising, or through seminars for insurance agents and brokers. These organizations bear most of the costs incurred in marketing the Company's products. The Company compensates the marketing organizations by paying them a percentage of the commissions earned on new annuity and life insurance policy sales generated by the agents recruited by such organizations. The Company generally does not enter into exclusive arrangements with these marketing organizations.

       The Company's distribution costs, which principally consist of commissions to agents based upon premiums actually received, are largely variable. Management believes that its distribution methods and relatively low average premium per annuity ($29,900 in 1996) result in a lower policy termination rate and more stable earnings than a strategy emphasizing larger individual sales or relying on substantial sales through stock brokerage firms.

       The Company does not believe that the loss of any agent, broker or organization would have a material adverse effect on its operating results. No single agent, insurance broker or marketing organization accounted for more than 10 percent of annuity deposits and insurance premium collections in any of the past five years. The six states with the largest shares of premiums collected in 1996 were California (11 percent), Florida (9.7 percent), Michigan (7.4 percent), New Jersey (7.0 percent), Illinois (6.2 percent) and Texas (5.5 percent). No other state accounted for more than 4 percent of total collected premiums in 1996.

       Competition and Ratings

       The insurance industry is highly competitive and consists of a large number of insurance companies, many of which are substantially larger and have greater financial resources, higher ratings, broader and more diversified product lines, larger sales forces and/or more widespread agency and brokerage relationships than the Company. Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries that market insurance products and offer competing products, such as mutual fund products, traditional bank investments and/or other investment and retirement funding alternatives. Insurers compete with other insurance companies, financial intermediaries and other institutions based on a number of factors, including pricing and other product terms and service provided to distributors and policyholders. The Company must also compete with other insurers to attract and retain the allegiance of agents.

       Crediting rates, commissions, the perceived quality of the insurer, product features and service are generally the principal factors influencing an agent's willingness and ability to sell particular annuity products. The Company does not have exclusive agency agreements with its agents and believes most of these agents sell products, similar to those sold by American Life and Casualty, for other insurance companies. This can result in reduced sales if for any reason American Life and Casualty is relatively less competitive or there are concerns about asset quality or a rating downgrade.

       In addition, over the past two years the Company has experienced increased competition from issuers of variable annuity and life insurance products. Variable annuities differ from the annuities that the Company offers in that the annuitant's rate of return is dependent upon the investment performance of the particular equity, fixed income, money market, asset allocation or other mutual fund selected by the annuitant. The Company does not currently have any variable annuity products available.

       An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, brokers, marketing companies and financial institutions who market the Company's products and prospective purchasers of the Company's products use the ratings of an insurer as one factor in determining which insurer's annuity to market or purchase. American Life and Casualty and Vulcan Life are rated "A- (Excellent)" by A.M. Best Company ("A.M. Best"). Publications of A.M. Best indicate the "A-" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. American Life and Casualty has also been assigned a claims-paying rating of "A- (Good)" by Standard & Poor's Corporation ("Standard & Poor's"). Standard & Poor's claims-paying ability ratings range from "AAA (Superior)" to "R (Regulatory Action)." An "A" is assigned by Standard & Poor's to those companies which, in its opinion, have a secure claims-paying ability and whose financial capacity to meet policyholder obligations is viewed on balance as sound, but their capacity to meet such policyholder obligations is somewhat more susceptible to adverse changes in economic or underwriting conditions than more highly rated insurers. According to Standard & Poor's, a minus (-) sign attached to a Standard & Poor's claims-paying rating shows relative standing within a ratings category. A.M. Best's rating and Standard & Poor's claims-paying rating are principally based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Given the competitive nature of the Company's business and the increasing focus placed on the aforementioned ratings, the Company manages its business with the objective of preserving existing ratings and, where possible, achieving more favorable ratings. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. If the Company's ratings were downgraded from their current levels, sales of its products and the persistency of its in force business could be materially and adversely affected.




Reinsurance

       Consistent with the general practice of the life insurance industry, the Company reinsures portions of the coverage provided by their insurance products with other insurance companies under agreements of both facultative- and treaty-indemnity reinsurance. Reinsurance assumed from other insurers is not significant. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. The Company's reinsured business is ceded to several reinsurers. The Company believes the assuming companies are able to honor all contractual commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

       As of December 31, 1996, the Company's policy risk retention limit on the life of any one individual is $.1 million. Reinsurance ceded by the Company represented 37 percent of gross combined life insurance in force. Reinsurance assumed was not material. At December 31, 1996, the total ceded business inforce of $3.8 billion included $2.9 billion ceded to American Equity Investment Life Insurance Company, which is not rated by A.M. Best because, (according to A.M.
Best) it did not have sufficient operating history to evaluate its performance.

Underwriting

       Substantially all the life insurance policies issued by the Company are underwritten individually, although standardized underwriting procedures have been adopted for certain coverages. After initial processing, each file is reviewed and the information needed to make an underwriting decision (such as medical examinations, doctors' statements and special medical tests) is obtained. After the information is collected and reviewed, the Company either issues the policy as applied for, issues the policy with an extra premium charge because of unfavorable factors, or rejects the application. Group insurance policies are underwritten based on the characteristics of the group and its past claim experience. Underwriting with respect to SPDAs and FPDAs is minimal.

Investments

       Conseco Capital Management, Inc. ("CCM"), a registered investment adviser wholly owned by Conseco, manages the investment portfolios of the Company. CCM had approximately $31.1 billion of assets (at fair value) under management at December 31, 1996, of which $5.4 billion were assets of the Company. CCM's investment philosophy is to maintain a largely investment-grade fixed-income portfolio, provide adequate liquidity for expected liability durations and other requirements and maximize total return through active investment management.

       Investment activities are an integral part of the Company's business; investment income is a significant component of the Company's total revenues. Profitability of many of the Company's products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 1996, the average yield, computed on the cost basis of the Company's investment portfolio, was 8.0 percent and the average interest rate credited on the Company's interest sensitive products, excluding interest bonuses guaranteed for the first year of the annuity contract only, was 5.1 percent.

       The Company seeks to balance the duration of its invested assets with the expected duration of benefit payments arising from its insurance liabilities. At December 31, 1996, the adjusted modified duration of fixed maturities and short-term investments and the duration of the Company's insurance liabilities were both approximately six years.

       For information regarding the composition and diversification of the Company's investment portfolio, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Investments" and
note 2 to the consolidated financial statements.

Regulation

       Insurance companies are subject to regulation and supervision by the states in which they transact business. The laws of these jurisdictions generally establish agencies with broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements;
(viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

       Most states also have enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in Iowa and Alabama and routinely report to other jurisdictions.

       The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company systems. In addition, legislation has been introduced from time to time in recent years which, if ever enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

       State insurance regulators and the National Association of Insurance Commissioners (an association of state regulators and their staffs, the "NAIC") are continually re-examining existing laws and regulations and their application to insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include risk based capital ("RBC") requirements for determining the levels of statutory capital and surplus an insurer must maintain in relation to its investment and insurance risks. The NAIC regulatory initiatives also impose restrictions on an insurance company's ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which the Company's insurance subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is not possible to predict the future impact of changing state and federal regulations on the Company's operations, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

       The NAIC's RBC requirements, which became effective December 31, 1993, are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized companies for the purpose of initiating regulatory action. Such requirements are not designed as a ranking mechanism for adequately capitalized companies. In addition, the formula defines a new minimum capital standard which supplements the low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis.

       The NAIC's RBC requirements provide for four levels of regulatory attention, depending on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its RBC. If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend has occurred (as defined by the regulations) and total adjusted capital is less than 125 percent of its RBC (the "Company Action
Level"), the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority is mandated to place the company under its control. The total adjusted capital of American Life and Casualty at December 31, 1996, was approximately two times the Company Action Level.

       In the event of default on the Company's debt or the bankruptcy, liquidation or other reorganization of the Company, the creditors and shareholders of the Company would have no right to proceed against the assets of the Company's insurance subsidiaries. If American Life and Casualty or Vulcan Life were to be liquidated, such liquidation would be conducted by the Iowa Insurance Commissioner or the Alabama Insurance Commissioner, as the case may be, as the receiver with respect to such insurance company's property and business. Under the Iowa and Alabama insurance laws, all creditors of the Company's insurance subsidiaries, including, without limitation, holders of its reinsurance agreements and the various state guaranty associations, would be entitled to payment in full from such assets before the Company as a shareholder would be entitled to receive any distribution.

       Approximately once every three to five years as part of their routine regulatory oversight process, insurance departments conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states, under guidelines promulgated by the NAIC. An examination of American Life and Casualty was completed in 1995 for the years 1991, 1992 and 1993. The conclusions reached in the examination report did not have a material adverse effect on either the Company's or American Life and Casualty's business or operations. Vulcan Life was last examined as of December 31, 1991, and the conclusions reached did not have a material adverse effect on either the Company's or Vulcan Life's business or operations.

       On the basis of statutory statements filed with state regulators annually, the NAIC calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. In the past, variances in certain ratios of the Company's insurance subsidiaries have resulted in inquiries from insurance departments to which the Company has responded. Such inquiries did not lead to any restrictions affecting the Company's operations.

       Under the  solvency  or  guaranty  laws of most  states in which  they do business, the Company's insurance subsidiaries may be required to pay assessments (up to certain prescribed limits) to guaranty funds, which are established by various states to fund policyholder losses or liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength. In certain instances, the assessments may be offset against future premium taxes. Prior to 1991, these assessments were not material. However, the amount of such assessments has increased in recent years. The Company's insurance subsidiaries statutory financial statements for the year ended December 31, 1996, include $6.0 million of expenses as a result of such assessments.

Employees

       The  Company  has  no  full-time  employees.   The  Company's  day-to-day
operations are administered by Conseco pursuant to agreements between the Company and Conseco.

Federal Income Taxation

       The annuity and life insurance products marketed and issued by the Company generally provide the policyholder with an income tax advantage, as compared to other savings investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With other savings investments, the increase in value is taxed as earned. Annuity benefits and life insurance benefits which accrue prior to the death of the policyholder are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably as opposed to the economic accrual methods, which tend to accelerate taxable income into earlier years and which are required for other investments. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

       The Company's insurance subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries. For 1996 the increase in the Company's current tax due to this provision was $15.1 million.

       The Company had regular tax loss carryforwards ("NOLs") at December 31, 1996 of approximately $29.6 million, portions of which begin expiring in 1999. The utilization of the NOLs is limited by Section 382 of the Code to approximately $12 million per year, subject to certain exceptions for gains existing at the Acquisition date.

       ITEM 2.   PROPERTIES

       None.

       ITEM 3.  LEGAL PROCEEDINGS

       ALH and American Life and Casualty (the "plaintiffs") have filed suit in the United States Court of Federal Claims (the "Court of Federal Claims") against the United States of America for breach of certain contractual agreements which were made by certain former government regulatory agencies to induce the plaintiffs to capitalize their former savings bank subsidiary (the "Savings Bank") in connection with the acquisition of four failed thrift institutions in March 1988 and the subsequent seizure of the Savings Bank by the Office of Thrift Supervision in July 1990 (the "Savings Bank Litigation"). In the Savings Bank Litigation, the plaintiffs claim that the defendant breached its contractual agreements with respect to regulatory capital and contends that this breach, which resulted in the disallowance of $21 million of capital which the defendant contractually promised would be perpetual for regulatory accounting purposes, and such subsequent seizure, constitutes a taking of the plaintiffs' property without just compensation and due process, in violation of the Fifth Amendment of the United States Constitution.

       The Savings Bank Litigation seeks monetary damages from the government, including recovery of: (i) the plaintiffs' investment in the Savings Bank of 143,640 shares of ALH's 1988 Series Preferred Stock and $8.4 million of cash and
(ii) compensation for costs incurred and the value of benefits conferred on the defendant through the plaintiffs' purchase, operation and management of the Savings Bank. Total restitution sought by the plaintiffs exceed $30 million.

       On July 24, 1992, the Court of Federal Claims granted the plaintiffs' motion for summary judgment as to the defendant's liability for breach of contract in the Savings Bank Litigation. The court also consolidated this case with two others and certified these cases for interlocutory appeal to the United States Court of Appeals for the Federal Circuit (the "Court of Appeals"). Subsequently, the

Court of Appeals entered a judgment reversing the order of the Court of Federal Claims by a decision of two to one, and the plaintiffs filed a Petition for Rehearing with Suggestion for Rehearing in Banc (the "Rehearing Petition") with the Court of Appeals. On August 18, 1993, the Court of Appeals accepted the Rehearing Petition, vacated the judgment which was entered in favor of the defendant and withdrew its opinion accompanying such judgment. On August 30, 1995, the Court of Appeals, in banc, affirmed the summary judgment of the Court of Federal Claims in the plaintiffs' favor by a decision of nine to two. On July 1, 1996, the Supreme Court affirmed the summary judgment of the Court of Federal Claims in the plaintiffs' favor by a decision of seven to two. A trial has been scheduled in May 1997, in the Court of Federal Claims to determine damages related to the breach of contract by the United States of America.

       In conjunction with the Acquisition, each common or equivalent share of ALH outstanding immediately prior to the Acquisition received a Contingent Payment Right, designed to provide holders with certain financial benefits that ALH may receive if ALH prevails in the Savings Bank Litigation. If the rights of the holder of the 1988 Series Preferred Stock were not an issue in the Savings Bank Litigation, the 1988 Series Preferred Stock would be convertible, at the option of the holder thereof, into approximately $30.1 million in connection with the Acquisition.

       If the Savings Bank Litigation results in the return of the 1988 Series Preferred Stock to ALH, the $30.1 million amount referred to above will be payable to the holders of the Contingent Payment Rights, together with any money damages recovered by ALH, subject to certain adjustments and limitations. If, however, the plaintiffs are unsuccessful in the Savings Bank Litigation, the $30.1 million will instead become payable to the holder of the 1988 Series Preferred Stock upon the conversion thereof or as otherwise directed by the court. Since the timing of a final determination of the Savings Bank Litigation is uncertain, the plaintiffs are unable to predict when such $30.1 million will become payable.

       ALH, Vulcan Life and certain of its independent agents have been named as defendants in litigation in the state of Alabama concerning life insurance products sold to school teachers in the late 1980's. The cases are: (i) Sentell, et al. v. Vulcan Life Insurance Company et al., filed in the Circuit Court for Pickens County, Alabama, on August 22, 1994; (ii) Rembert, et al. v. Vulcan Life Insurance Company et al., filed on June 29, 1995, and pending in the Circuit Court of Marengo County, Alabama; (iii) Baldwin et al. v. Vulcan Life Insurance Company et al., filed on July 6, 1995, and pending in the Circuit Court of Marengo County, Alabama; (iv) Thomas, et al., v. Charley, et al., filed in the Circuit Court of Wilcox County, Alabama on or about December 20, 1994; (v) Wheeler v. Vulcan Life Insurance Company, et al., filed in the Circuit Court in Lamar County, Alabama on May 18, 1995; and (vi) Pitts, et al. v. Vulcan Life Insurance Company et al., filed in June 1996 in the Circuit Court in Lamar County, Alabama (all cases are referred to herein as the "Vulcan Life Litigation"). The plaintiffs in the Vulcan Life Litigation allege, among other things, that the agent defendants misrepresented that the life insurance products were part of an employee benefit plan and that such plan would pay the premiums for their policies although, under the Code, life insurance products may not be purchased through such a plan. The plaintiffs allege that they purchased the life insurance products because of such alleged misrepresentations. The plaintiffs have requested an award of compensatory and punitive damages of unspecified amounts. The defendants have denied any liability and have raised numerous defenses including the statute of limitations.

       In addition to the foregoing, the Company's subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their businesses. These proceedings in some instances include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or claims for equitable relief. In management's opinion, after consultation with counsel and a review of available facts, these proceedings will be ultimately resolved without materially affecting the financial condition or results of operations of the Company.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       All of the Company's outstanding common stock is owned by ALH and accordingly, is not traded on an established public trading market.

       The Company did not pay any dividends on its common stock during 1996 or 1995. Restrictions and limitations on the Company's ability to pay cash dividends and on the ability of the Company's subsidiaries to transfer funds to the Company and to ALH in the form of cash dividends, surplus note payments, loans or advances are discussed in "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity and Capital Resources" and notes 6 and 13 to the consolidated financial statements.

           ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The following table presents certain consolidated financial data for the periods indicated and should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. The comparison of consolidated financial data set forth below is significantly affected by: (i) the Acquisition on September 29, 1994; and (ii) the ALH Stock Purchase effective September 30, 1996. The Acquisition was accounted for using the purchase method of accounting. Under purchase accounting, the total purchase cost was allocated to the assets and liabilities acquired based on their fair values, with the excess of the total purchase cost over the fair value of the net assets acquired recorded as goodwill (the "prior basis"). The consolidated balance sheet at December 31, 1994 and 1995, and the consolidated statements of operations, shareholder's equity and cash flows for the three months ended December 31, 1994, the year ended December 31, 1995, and the nine months ended September 30, 1996, are reported based on such purchase values. As a result of the ALH Stock Purchase, a new basis of accounting under the "push down" method was adopted effective September 30, 1996. Under this method, the assets and liabilities of the Company were revalued to reflect Conseco's cost basis, which is based on the fair values of such assets and liabilities on the dates Conseco's ownership interests were acquired. The new accounting basis was reflected in the consolidated balance sheet at September 30, 1996, and is reflected in the statements of operations, shareholder's equity and cash flows for periods subsequent to September 30, 1996. As a result, the assets and liabilities of the Company included in the December 31, 1996, consolidated balance sheet reflect the following combination of values: (i) the portion of the Company's net assets acquired by Conseco in the Acquisition of the Company made by Partnership II is valued as of September 29, 1994; and (ii) the portion of the Company's net assets acquired in the ALH Stock Purchase is valued as of September 30, 1996. For periods prior to the Acquisition, financial data presented are the historical financial data of the Company ("predecessor basis").

                                                                        Prior Basis                         Predecessor Basis
                                                         ------------------------------------------    ----------------------------
                                         Three months    Nine months                   Three months     Nine months    Year ended
                                            ended           ended        Year ended        ended          ended       December 31,
                                        December 31,    September 30,   December 31,   December 31,   September 30,  --------------
                                          1996 (2)        1996 (1)(2)     1995 (1)       1994 (1)         1994       1993      1992
                                          --------        -----------     --------       --------         ----       ----      ----
                                                                                 (Dollars in millions)
Income Statement Data
Insurance policy income...............     $  11.2           $ 33.0         $  58.1        $ 13.6        $ 40.2    $ 50.0     $ 51.7
Net investment income.................       102.6            306.4           415.5          92.7         248.4     303.5      274.1
Net investment gains (losses).........        10.4              9.9           149.3            .4         (16.2)     20.3       11.2
Total revenues........................       124.9            352.6           627.6         107.9         276.2     378.4      340.0
Interest expense on notes payable.....         3.9             20.8            32.6           8.2           5.9       4.3        5.8
Total benefits and expenses...........       105.0            287.8           488.2          95.5         246.9     302.9      293.6
Income before income taxes, minority
   interest and extraordinary items...        19.9             64.8           139.4          12.4          29.3      75.5       46.6
Income before extraordinary items.....        11.5             39.9            87.4           7.3          19.8      49.0       30.4
Net income (3)........................        11.5             39.1            83.4           7.3          19.8      49.0       35.3
Net income applicable to common
   stock (3)..........................         9.8             32.5            74.7           5.1          12.6      39.7       32.6

Balance Sheet Data (at period end)
Total assets..........................    $6,440.3                         $6,203.7      $5,425.9                $4,493.8   $3,468.4
Notes payable to non-affiliates.......       103.4                            267.5         305.8                    47.7       54.5
Notes payable to affiliates...........        54.7                              -             -                      45.0        -
Total liabilities.....................     5,815.0                          5,684.9       5,237.2                 4,213.5    3,257.0
Redeemable preferred stock:
   Held by non-affiliates.............        97.0                             99.0          99.0                    95.3       65.2
   Held by Conseco....................         6.5                              -             -                       -          -
Shareholder's equity .................       521.1                            419.2          89.1                   173.5      133.6

(1) Income statement data, balance sheet data and other financial data at and for the three months ended December 31, 1994, at and for the year ended December 31, 1995, and for the nine months ended September 30, 1996, reflect purchase accounting adjustments to record the Company's assets and liabilities at their estimated fair value as of the Acquisition date. As a result of such adjustments, the financial data with respect to the Company prior to the Acquisition may not be comparable to that of the Company following the Acquisition.






(2) As a result of the ALH Stock Purchase, a new accounting basis was reflected in the balance sheet data at September 30, 1996, and December 31, 1996, and was reflected in the statement of operations data and other financial data for the three months ended December 31, 1996. As a result of such adjustments, the financial data with respect to the Company prior to the ALH Stock Purchase may not be comparable to that of the Company after the ALH Stock Purchase.

(3) In the nine months ended September 30, 1996, and the year ended December 31, 1995, the Company recognized an extraordinary charge (net of income taxes) of $.8 million and $4.0 million, respectively, on the extinguishment of debt. Net income in 1992 includes an extraordinary credit of $4.9 million (net of income taxes) attributable to the reduction of federal income tax expense arising from the carryforward of prior years' realized losses on investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion addresses the principal factors affecting earnings and financial condition including liquidity and capital resources and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Results of Operations

       1996 Periods Combined (Three Months Ended December 31, 1996 and Nine Months Ended September 30, 1996) Compared to Year Ended December 31, 1995

       Operating data for 1996 are presented in two periods: the three months ended December 31, 1996, and the nine months ended September 30, 1996 (the period preceding the ALH Stock Purchase). As explained above under Item 6 - Selected Consolidated Financial Data, the purchase accounting adjustments resulting from the ALH Stock Purchase materially affect the comparability of operating data for the periods before and after the ALH Stock Purchase.

       Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, decreased 24 percent to $44.2 million in the 1996 periods from $58.1 million in 1995. This decrease was primarily the result of a reduction in life insurance premiums related to group life insurance business coinsured to an unaffiliated company, partially offset by an increase in surrender charges earned on annuity policy withdrawals. Surrender charges assessed against universal life-type and investment-type contracts for the 1996 periods were $18.3 million compared to $15.4 million for 1995 while withdrawals from such contracts were $756.4 million and $766.2 million for the same periods, respectively. The Company has experienced increases in withdrawals during 1996 due to: (i) the increased size of the Company's annuity portfolio; and (ii) competition from other investment products, which caused some policyholders to surrender policies and incur a surrender charge to invest funds in alternative investments.

       Net investment income decreased 1.6 percent to $409.0 million in the 1996 periods from $415.5 million in 1995. The average invested assets (amortized cost basis) increased to $5.1 billion in the 1996 periods compared to $4.7 billion in 1995 while the yield earned on average invested assets decreased to 8.1 percent in the 1996 periods from 8.8 percent in 1995. Cash flows received during 1995 and 1996 (including cash flows from the sales of investments) were invested in lower-yielding securities due to a general decline in interest rates.

       Net investment gains (losses) were $20.3 million in the 1996 periods and $149.3 million in 1995 and often fluctuate from period to period. The Company sold approximately $2.5 billion of investments (principally fixed maturities) in the 1996 periods compared to $2.8 billion in 1995.

       Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, that certain factors would mitigate the adverse effect of such decreases as follows: (i) additional amortization of the cost of policies purchased and the cost of policies produced is recognized in the same period as the gain in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to investment gains below); (ii) interest rates credited to some products can be reduced thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains.

       Insurance policy benefits and change in future policy benefits decreased 27 percent to $24.1 million in the 1996 periods from $33.1 million in 1995 primarily as a result of the reinsuring of the group life insurance business.

       Interest expense on annuities and financial products decreased 4.9 percent to $246.2 million in the 1996 periods from $258.8 million in 1995 primarily due to: (i) lower crediting rates; and (ii) the expensing of the first year interest rate bonuses of approximately $5.9 million in 1995 on policies issued prior to the Acquisition date as a result of the application of purchase accounting on the Acquisition date. Such amounts were considered in determining the cost of policies purchased and its amortization. Prior to the Acquisition date, such first year interest rate bonuses (related to policies issued prior to the Acquisition date) were capitalized as a cost of policies produced. At December 31, 1996 and 1995, the weighted average crediting rate for the Company's annuity liabilities excluding interest bonuses guaranteed for the first year of the annuity contract was 5.1 percent and 5.3 percent, respectively.

       Interest expense on notes payable decreased to $24.7 million in the 1996 periods from $32.6 million in 1995 due to reductions in outstanding indebtedness and from lower interest rates on the borrowings.

       Amortization related to operations increased 6.9 percent to $45.2 million in the 1996 periods from $42.3 million in 1995. Such increase is affected by:
(i) the adoption of a new basis of accounting as discussed above; and (ii) the increased amount of business in force on which acquisition costs are capitalized.

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

       Cost of policies purchased represents the portion of the cost to acquire the Company that is attributable to the right to receive cash flows from insurance contracts in force at the acquisition dates. Some costs incurred subsequent to the acquisition dates on policies issued prior to such dates, which otherwise would have been deferred had it not been for the Acquisition or change in accounting basis (because they vary with and are primarily related to the production of the acquired policies), are expensed. Examples include commissions paid in excess of ultimate commissions and bonus interest. However, such amounts were considered in determining the cost of policies purchased and its amortization.

       Amortization of goodwill increased to $9.3 million in the 1996 periods from $9.1 million in 1995 due to the adoption of the new basis of accounting.

       Amortization related to investment gains decreased to $16.8 million in the 1996 periods from $83.3 million in 1995 as a result of the decrease in investment gains.

       Income tax expense decreased to $33.3 million in the 1996 periods from $51.9 million in 1995. This decrease is primarily due to the decrease in pretax income to $84.7 million in the 1996 periods from $139.4 million in 1995. The effective tax rate of 39 percent in 1996 and 37 percent in 1995 exceeded the statutory corporate federal income tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

       Extraordinary charge incurred in 1996 relates to debt issuance costs that were written off when the $125.0 million principal balance outstanding under the senior credit facility was repaid using the proceeds from the capital contribution from ALH. The extraordinary charge incurred in 1995 relates to debt issuance costs that were written off when the former senior term loan was paid off with the proceeds of the new senior credit facility.

       Year Ended December 31, 1995 Compared to 1994 Periods Combined (Three Months Ended December 31, 1994 and Nine Months Ended September 30, 1994)

       Operating data for 1994 are presented in two periods: the three months ended December 31, 1994, and the nine months ended September 30, 1994 (the period preceding the Acquisition). As explained above, under Item 6 - Selected Consolidated Financial Data, the purchase accounting adjustments resulting from the Acquisition materially affect the comparability of operating data for the periods before and after the Acquisition.

       Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, increased 8 percent to $58.1 million in 1995 from $53.8 million in the 1994 periods, primarily because increased annuity policy withdrawals resulted in higher surrender charges. Surrender charges assessed against universal life-type and investment-type contracts for 1995 were $15.4 million compared to $10.2 million for the 1994 periods while withdrawals from such contracts were $766.2 million and $539.2 million for the same periods, respectively. The Company has experienced increases in withdrawals during 1995 due to: (i) the increased size of the Company's annuity portfolio; and

(ii) competition from other investment products, which caused some policyholders to surrender policies and incur a surrender charge to invest funds in alternative investments.

       Net investment income increased 22 percent to $415.5 million in 1995 from $341.1 million in the 1994 periods on a 7 percent increase in average invested assets (amortized cost basis) to $4.7 billion in 1995 compared to $4.4 billion in the 1994 periods. The percentage increase in net investment income was greater than the percentage increase in average invested assets because the yield earned on average invested assets increased to 8.8 percent in 1995 from
7.9 percent in the 1994 periods. The increase in yield primarily resulted from the application of purchase accounting as a result of the Acquisition.

       Net investment gains (losses) were $149.3 million in 1995 and $(15.8) million in the 1994 periods and often fluctuate from period to period. The Company sold approximately $2.8 billion of investments (principally fixed maturities) in 1995 compared to $1.1 billion in the 1994 periods. Net investment gains from sales of investments in the 1994 periods were offset by a loss on certain interest rate swap contracts that no longer effectively hedged interest rate risks in the second quarter of 1994 and were therefore recorded at fair value, resulting in a net realized loss of $21.3 million. Substantially all of the Company's interest rate swap contracts were terminated subsequent to the Acquisition with no additional loss. The increased level of investment activity in 1995 is the result of planned changes in the fixed maturity investment portfolio to reduce the portfolio's duration and exposure to more volatile CMO investments.

       Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, that certain factors would mitigate the adverse effect of such decreases as follows: (i) additional amortization of the cost of policies purchased and the cost of policies produced is recognized in the same period as the gain in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to investment gains below); (ii) interest rates credited to some products can be reduced thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains.

       Interest expense on annuities and financial products increased 18 percent to $258.8 million in 1995 from $220.1 million in the 1994 periods primarily due to: (i) a larger block of annuity business in force in 1995; and (ii) the expensing of the first year interest rate bonuses of approximately $5.9 million in 1995 on policies issued prior to the Acquisition date as a result of the application of purchase accounting on the Acquisition date. At December 31, 1995 and 1994, the weighted average crediting rate for the Company's annuity liabilities excluding interest bonuses guaranteed for the first year of the annuity contract was 5.3 percent.

       Interest expense on notes payable increased to $32.6 million in 1995 from $14.1 million in the 1994 periods as a result of additional interest on debt incurred to finance the Acquisition, partially offset by a reduction in interest expense resulting from the repayment of subsidiary bank debt that had been outstanding prior to the Acquisition.

       Amortization related to operations increased 9.6 percent to $42.3 million in 1995 from $38.6 million in the 1994 periods. Amortization related to operations during the first nine months of 1994 is comprised solely of amortization of cost of policies produced. Amortization related to operations during 1995 and the last three months of 1994 is comprised of amortization of:
(i) the cost of policies purchased for business in force at the Acquisition date; and (ii) the cost of policies produced for business written subsequent to the Acquisition date.

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

       Cost of policies purchased represents the portion of the cost to acquire the Company that is attributable to the right to receive cash flows from insurance contracts written at the Acquisition date. Some costs incurred subsequent to the Acquisition date on policies issued prior to such date, which otherwise would have been deferred had it not been for the Acquisition (because they vary with and are primarily related to the production of the acquired policies), are expensed. Examples include commissions paid in excess of ultimate commissions and bonus interest. However, such amounts were considered in determining the cost of policies purchased and its amortization. The amount of amortization related to operations in the 1995 period is less than the 1994 period primarily due to costs related to purchased policies that would have been deferred as the cost of policies produced but instead are expensed as either:
(i) other operating costs; or (ii) interest on annuities and financial products.

       Amortization of goodwill increased to $9.1 million in 1995 from $2.2 million in the 1994 periods. The 1995 amount includes an entire year of amortization and 1994 includes amortization for three months. Goodwill prior to the Acquisition was insignificant.

       Amortization related to investment gains increased to $83.3 million in 1995 from $2.8 million in the 1994 periods as a result of the increase in investment gains.

       Income tax expense increased to $51.9 million in 1995 from $14.7 million in the 1994 periods. This increase is primarily due to the increase in pretax income to $139.4 million in 1995 from $41.7 million in the 1994 periods. The effective tax rate of 37 percent in 1995 exceeded the statutory corporate federal income tax rate (35 percent) because goodwill amortization is not deductible for federal income tax purposes. The effective tax rate approximated the statutory rate of 35 percent in 1994.

       Extraordinary charge incurred in 1995 relates to debt issuance costs that were written off when the former senior term loan was paid off with the proceeds of the new bank financing.

       Dividends on preferred stock decreased to $8.7 million in 1995 from $9.4 million in the 1994 periods primarily due to the elimination of the dividends on the issues of preferred stock held by ALH which were redeemed at the Acquisition date.

Investment Portfolio

       The Company's investment strategy is to: (i) maintain a diversified predominantly investment grade fixed income portfolio; (ii) provide adequate liquidity to meet the cash flow requirements of policyholder and other obligations; and (iii) maximize current income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans, policy loans and short-term debt investments collectively comprised 98 percent of the Company's investment portfolio at December 31, 1996. The remainder of the invested assets was in equity securities and other investments.

       The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally-recognized rating organizations or, if not rated, in securities of comparable investment quality.

       The Company's investment portfolio has been managed by CCM since the Acquisition. Prior to the Acquisition, the Company maintained a predominantly investment grade fixed maturity investment portfolio with the primary goal of avoiding credit risk. As a result, fixed maturity investments on the Acquisition date included approximately $2.0 billion of mortgage-backed securities which comprised 50 percent of the Company's fixed maturity investments. While these securities had minimal credit risk they were subject to greater interest rate risk (as discussed hereafter) than traditional fixed income securities. Since the Acquisition, the Company has reduced its overall exposure to interest rate risk by, in part, selling mortgage-backed security investments with high interest rate risk and investing proceeds and new cash flows in intermediate term investment grade corporate securities.

       The amortized cost and estimated fair value of fixed maturities (all of which were actively managed) at December 31, 1996 were as follows:

                                                                                     Gross         Gross      Estimated
                                                                      Amortized   unrealized    unrealized      fair
                                                                        cost         gains        losses        value
                                                                        ----         -----        ------        -----
                                                                                      (Dollars in millions)
       United States Treasury securities..........................   $   49.7       $  1.9       $  -         $   51.6
       Obligations of states and political subdivisions
          and foreign government obligations......................       54.5          1.5           .5           55.5
       Public utility securities..................................      739.5         29.3           .5          768.3
       Other corporate securities.................................    2,759.0         63.8         12.3        2,810.5
       Mortgage-backed securities.................................    1,496.9         35.6          2.9        1,529.6
                                                                     --------       ------        -----       --------

              Total fixed maturities..............................   $5,099.6       $132.1        $16.2       $5,215.5
                                                                     ========       ======        =====       ========

       The following table sets forth fixed maturity investments at December 31, 1996, classified by rating categories (designated categories include securities with "+" or "-" ratings modifiers). The category assigned is the highest rating by Standard & Poor's or Moody's Investors Service or, as to $41.1 million fair value of fixed maturities not rated by such firms, the rating assigned by the NAIC. For the purposes of this table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB"; and Class 3, "BB"; and Classes 4-6, "B+ and below".

                                                                                      Percent of
                                                                           ------------------------------
                                                                              Fixed             Total
                                     Investment rating                     maturities         investments
                                     -----------------                     ----------         -----------
                      AAA..............................................      32%                 31%
                      AA...............................................      11                  10
                      A................................................      28                  27
                      BBB..............................................      25                  24
                                                                            ---                  --

                               Investment grade........................      96                  92
                                                                            ---                  --
                      BB...............................................       3                   3
                      B+ and below.....................................       1                   1
                                                                            ---                  --

                               Below investment grade..................       4                   4
                                                                            ---                  --

                               Total fixed maturities..................     100%                 96%
                                                                            ===                  ==

       Below investment grade securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below investment grade issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company is aware of these risks and monitors its below investment grade securities closely. At December 31, 1996, the Company's below investment grade corporate fixed maturities had an amortized cost of $187.8 million and an estimated fair value of $191.7 million.

       The Company, in conjunction with CCM, periodically evaluates the creditworthiness of each issuer whose securities are held in the portfolio. Special attention is paid to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. The Company considers available information to evaluate the realizable value of the investment, the specific condition of the issuer, and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment and such decline in market value is determined to be other than temporary, the Company reduces the carrying amount to its net realizable value, which becomes the new cost basis, and the amount of the reduction is reported as a realized loss. The Company recognizes any recovery of such reductions in the cost basis of an investment as a realized gain only upon the sale, repayment or other disposition of the investment. During 1996 and 1995, the Company recorded realized losses for investment writedowns of $1.5 million and $7.1 million, respectively, as a result of changes in the financial condition of an issuer and changes in the value of the underlying collateral, which caused the Company to conclude that the decline in fair value of such investments was other than temporary. The Company's investment portfolio is subject to the risk of further declines in realizable value, however, the Company attempts to mitigate this risk through the diversification and active management of its portfolio.

       The Company had no fixed maturity investments in technical or substantive default as of December 31, 1996. There were no fixed maturity investments about which the Company had serious doubts as to the ability of the issuers to comply with the contractual terms of their obligations on a timely basis.

       The Company's policy is to discontinue the accrual of interest and eliminate all previous interest accruals for defaulted securities, if based on the Company's assessment such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $.2 million, $.7 million and $.5 million for the three months ended December 31, 1996, the nine months ended September 30, 1996, and the year ended December 31, 1995, respectively. There was no forgone investment income in the 1994 periods.

       Proceeds from the sales of investments (principally fixed maturities) were $1.5 billion and $1.1 billion for the three months ended December 31, 1996, and the nine months ended September 30, 1996, respectively, and such sales resulted in net investment gains of $11.9 million and $9.9 million for the same respective periods. Proceeds from the sales of investments (principally fixed maturities) were $2.8 billion for the year ended December 31, 1995. Such sales resulted in net investment gains of $156.4 million. Proceeds from the sales of investments (principally fixed maturities) were $.5 billion for the three months ended December 31, 1994.

Such sales resulted in net investment gains of $.9 million. Proceeds from sales of fixed maturity securities during the first nine months of 1994 were $604 million, of which $596 million were from sales of securities classified as actively managed and $8 million were from the sale of securities classified as held-to-maturity as of January 1, 1994. These sales resulted in net investment gains of $5.8 million. The securities classified as held-to-maturity were sold subsequent to a debtor being placed on credit watch by a major independent rating agency. A loss of $1.6 million was recognized on such sale. The issuer's credit ratings were subsequently downgraded.

       At December 31, 1996, fixed maturity investments included $1.5 billion (29 percent of the fixed maturity investment portfolio) of mortgage-backed securities. The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

       The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1996, summarized by interest rates on the underlying collateral at December 31, 1996:

                                                                                          Par        Amortized      Estimated
                                                                                         value         cost        fair value
                                                                                         -----         ----        ----------
                                                                                                 (Dollars in millions)
               Below 7 percent.....................................................    $   411.8     $   386.4    $   392.4
               7 percent - 8 percent...............................................        955.8         898.9        919.3
               8 percent - 9 percent...............................................        175.0         166.1        172.3
               9 percent and above.................................................         51.2          45.5         45.6
                                                                                        --------      --------     --------

                    Total mortgage-backed securities...............................     $1,593.8      $1,496.9     $1,529.6
                                                                                        ========      ========     ========

       The amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1996, summarized by type of security, were as follows:

                                                                                                 Estimated fair value
                                                                                                -----------------------
                                                                                                               % of
                                                                                Amortized                      fixed
Type                                                                              cost          Amount      maturities
----                                                                              ----          ------      ----------
                                                                                 (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes.............    $1,075.6       $1,095.4          21%
Support classes............................................................       105.7          110.2           2
Accrual (Z tranche) bonds..................................................        22.7           23.8           1
Planned amortization classes and accretion directed bonds..................       171.9          175.9           3
Subordinated classes.......................................................       121.0          124.3           2
                                                                               --------       --------          --

                                                                               $1,496.9       $1,529.6          29%
                                                                               ========       ========          ==

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity in the mortgage-backed securities market and provide the best price/performance ratio in a highly volatile interest rate environment. This type of security is also frequently used as collateral in the dollar roll market. Sequential classes pay in a strict sequence with all principal payments received by the CMO paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing and thus offer slightly better call protection than sequential classes and pass-throughs.

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

       Support classes absorb the prepayment risk from which planned amortization and targeted amortization classes are protected. As such, they are usually extremely sensitive to prepayments. Most of the Company's support classes are higher average life instruments that generally will not lengthen if interest rates rise from year end levels and will have a tendency to shorten if interest rates decline. However, since these bonds have costs below par values, higher prepayments will have the effect of increasing yields.

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

       Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to lend credit enhancement to the senior securities and as such, rating agencies require that this support not deteriorate due to the prepayment of the subordinated securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowner defaults.

       At December 31, 1996, the mortgage loan portfolio of the Company was diversified across 58 properties with an average loan size of approximately $1.0 million. Approximately 99 percent of the mortgage loan balance relates to commercial properties including retail, multifamily residential, office, industrial, nursing home, restaurant and other properties. Less than 1 percent of the mortgage loan balance was noncurrent at December 31, 1996. The Company had $.2 million in realized losses on mortgage loans during 1996. At December 31, 1996, the Company had a loan loss reserve of $.3 million.

       At December 31, 1996, the Company held no trading account securities. Trading account securities are investments that are purchased with the intent to be traded prior to their maturity, or are believed likely to be disposed of in the foreseeable future as a result of market or issuer developments. Trading account securities are carried at estimated fair value, with the changes in fair value reflected in the statement of operations.

       Other  invested  assets  include  certain  non-traditional   investments,
including investments in venture capital funds, limited partnerships and promissory notes.

       Short-term investments totaled $15.4 million, or .3 percent of invested assets at December 31, 1996, and consisted primarily of commercial paper and repurchase agreements relating to government securities.

       As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar roll transactions to increase its return on investments and improve its liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. The Company enhances its investment yield by investing the proceeds from the sales in short-term securities pending the contractual repurchase of the securities at discounted prices in the forward market. The Company is able to engage in such transactions due to the market demand for mortgage-backed securities to form CMOs. Such investment borrowings averaged $81.4 million during 1996 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was
5.6 percent in 1996. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments (which was not material at December 31, 1996). The Company believes that the counterparties to its reverse repurchase and dollar roll agreements are financially responsible and that the counterparty risk is minimal.

Liquidity and Capital Resources

       Insurance Operations

       The Company's annuity and life insurance business generally provides the Company's insurance subsidiaries with positive cash flows from premium collections and investment income. Cash flows from insurance subsidiary financing activities principally result from the excess of premium collections from annuities and interest-sensitive insurance contracts over related benefit payments, including withdrawal and surrender payments. Changes in the account balances for insurance liabilities accounted for as universal life-type and investment-type contracts (primarily deferred annuities) (see note 1 in the consolidated financial statements) for the three years ended December 31, 1996 are summarized as follows:

                                                                               Year Ended December 31,
                                                                       --------------------------------------
                                                                       1996             1995             1994
                                                                       ----             ----             ----
                                                                                (Dollars in millions)

Account balances, beginning of period...........................     $4,950.6          $4,677.9       $3,904.8

Annuity deposits................................................        675.0             777.2        1,080.3
Life insurance deposits.........................................         19.8              19.9           19.3
Interest credited, including first year bonus interest..........        263.2             271.4          232.4
Policy fund and surrender charges assessed......................        (32.8)            (29.6)         (24.3)
Withdrawals and surrender payments..............................       (756.4)           (766.2)        (539.2)
Other reserve adjustments.......................................         (2.6)               -             4.6
                                                                     --------          --------       --------

Account balances, end of period.................................     $5,116.8          $4,950.6       $4,677.9
                                                                     ========          ========       ========

Net cash flows (total deposits less withdrawal
         and surrender payments)................................     $  (61.6)         $   30.9       $  560.4
                                                                     =========         ========       ========

       Growth in annuity deposits began to slow in 1994 and declined in 1995 and 1996 as a result of several factors. The demand for individual fixed annuity products offered by all insurance companies decreased during 1995 and 1996. Such decrease is believed to be attributable to increased competition from products such as mutual funds, traditional bank investments, variable annuities and other investment and retirement funding alternatives as a result of a flattened yield curve and rising equity markets.

       Withdrawals and surrenders have increased in recent years due to: (i) the aging of the Company's annuity business in force resulting in an increased amount of deferred annuity liabilities that could be surrendered without penalty or with a nominal penalty; (ii) growth in the Company's annuity business resulting from the substantial volume of premium collections in 1993 through 1995; (iii) increased policyholder utilization of the systematic withdrawal features which first became available on annuity policies in 1992; and (iv) increased competition from alternative investments such as certificates of deposit, mutual funds and variable annuity products as a result of a flattened yield curve and declining interest rates.

       The trend of significant increases in withdrawals and surrenders subsided in 1996 as policy withdrawal and surrender payments decreased moderately to $756.4 million compared to $766.2 million in 1995. Withdrawal and surrender payments accelerated in recent years primarily due to a certain policy form principally issued during 1988 through 1990 whose surrender charge declined from 4 percent at the fifth policy anniversary date to 0 percent at the sixth policy anniversary date. Surrenders have occurred after these policies have reached their sixth anniversary. The Company expects the trend of accelerated withdrawals and surrenders of this product to subside since sales of this product peaked in the second quarter of 1989 and were effectively discontinued after June 30, 1990. At December 31, 1996, the aggregate account balances still in force for this product were $469.2 million.

       Substantially all of the Company's annuity products have a surrender charge feature designed to reduce early withdrawal or surrender of the policies and to partially compensate the Company for its costs if policies are withdrawn early. Surrender charge periods on annuity policies currently being issued generally range from five years to 12 years. Most of the Company's annuities that were issued during 1995 and 1996 have a surrender charge period of eight years or more. The initial surrender charge on annuity policies ranges from 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the surrender charge period.
                                       20

       The following table summarizes the Company's deferred annuity liabilities at December 31, 1996 and 1995, and sales for the years then ended, respectively, by surrender charge category.

                                                 December 31, 1996                            December 31, 1995
                                      --------------------------------------        ------------------------------------
                                      Annuity                                        Annuity
Surrender Charge %                    Deposits     %       Liabilities    %         Deposits       %     Liabilities   %
------------------                    --------   ----      -----------  ----        --------      ---    -----------  --
                                                                        (Dollars in millions)
No surrender charge.................  $    .6       *       $  891.2     18%        $    .2        *      $  986.1      21%
1 to 3.9 percent....................      -         -          442.0      9             -          -         317.2       7
4 to 6.9 percent....................      2.4       *          776.2     16             6.4        1         555.7      12
7 to 9.9 percent....................     96.9      16        1,481.7     30            64.4        9         605.4      13
10 to 11.9 percent..................    180.7      29          867.8     18           371.3       51       1,059.6      22
12 percent and greater..............    345.4      55          422.4      9           285.9       39       1,192.4      25
                                       ------     ---       --------    ---         -------      ---       -------     ---

                                       $626.0     100%      $4,881.3    100%        $ 728.2      100%     $4,716.4     100%
                                       ======     ===       ========    ===         =======      ===      ========     ===

* less than 1 percent

       Deferred annuity liabilities that could be surrendered without penalty increased from $508.8 million, or 14 percent of deferred annuity liabilities, at December 31, 1993 to $891.2 million, or 18 percent of deferred annuity liabilities, at December 31, 1996. The following table summarizes the Company's deferred annuity liabilities in which the surrender charge expires within the first subsequent year and the second subsequent year at December 31, 1994, 1995 and 1996.

                                                                Within
                                                       -----------------------
                                                          first        second         Total
                                                       subsequent    subsequent    within next
                                                          year          year         2 years
                                                          ----          ----         -------
                                                                     (Dollars in millions)
December 31, 1994....................................     $456.0       $168.1         $624.1
December 31, 1995....................................      158.9         71.3          230.2
December 31, 1996....................................       64.9        202.1          267.0

       Most of the Company's assets are invested in bonds and other securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of its investments or use them to facilitate borrowings under reverse repurchase agreements if such a need arose. At December 31, 1996, the Company's portfolio of bonds, notes and redeemable preferred stocks had an aggregate net unrealized gain of $115.9 million.

       Liquidity of the Company

       The Company needs liquidity primarily to service its debt, pay dividends on its capital stock and pay operating expenses. The primary sources of funds for these payments are dividends on capital stock from subsidiaries, interest payments on surplus notes and net tax sharing payments received from American Life and Casualty.

       Effective September 30, 1996, Conseco purchased 5,434,783 newly issued shares of ALH's common stock for $125.0 million. The proceeds from the issuance of the shares were used by ALH to make a $125.0 million capital contribution to the Company. The Company used the proceeds from the capital contribution to repay all amounts borrowed under its senior credit facility.

       At December 31, 1996, the Company had $150 million of senior subordinated notes outstanding. The Company and its subsidiaries may incur additional indebtedness in the future, subject to the limitations contained in the indenture for the senior subordinated notes. In addition, the indenture contains limitations on the ability of the Company to pay dividends on its capital stock other than the two series of its redeemable preferred stock discussed in the following paragraph. Under the most restrictive covenants of the indenture, the Company is limited to paying dividends of $28.3 million per year to ALH.

       The Company has two series of redeemable preferred stock outstanding. Principal and interest payments on the Company's senior subordinated notes have priority over dividend payments on these issues of preferred stock, however the rights of the holders of such preferred stock with respect to the securities segregated in escrow accounts for the future redemption of that stock are unaffected by the incurrence of the new indebtedness.

       The payment of dividends and other distributions, including surplus note payments, by American Life and Casualty are subject to regulation by the Iowa Insurance Division. Currently, American Life and Casualty may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division, unless such payments, together with all other such payments within the preceding 12 months, exceed the greater of (1) American Life and Casualty's net gain from operations (excluding net investment gains or losses) for the preceding calendar year or (2) 10 percent of its statutory surplus at the preceding December 31. For 1997, up to $28.3 million can be distributed as dividends or surplus note payments without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Vulcan Life, which is subject to similar regulatory limitations on its ability to pay dividends, has not paid a dividend during the entire period of time it has been a subsidiary of the Company and no future dividend payments by Vulcan Life are currently contemplated.

       The maximum distribution permitted by law is not necessarily indicative of an insurer's actual ability to pay such distribution, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, the Iowa insurance laws and regulations require that the statutory surplus of American Life and Casualty following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate for its financial needs. The Iowa Insurance Division may bring an action to enjoin or rescind the payment of a dividend or distribution by American Life and Casualty that would, in its judgment, cause American Life and Casualty's statutory surplus to be unreasonable or inadequate under this standard.

       Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. The Company's insurance subsidiaries follow certain permitted statutory accounting practices which are not specifically prescribed in state laws, regulations, general administrative rules or various NAIC publications. Such permitted practices do not enhance statutory surplus. Further, the Company's insurance subsidiaries do not have any reinsurance agreements generally known as "surplus relief reinsurance" which have the effect of increasing statutory surplus at inception and reducing statutory surplus in subsequent years as amounts are recaptured by reinsurers. Information as to statutory capital and surplus and statutory net income for the Company's insurance subsidiaries as of and for the years ended December 31, 1996 and 1995, is included in note 13 in the accompanying consolidated financial statements.

       The Company's cash flow also includes dividends and tax sharing payments derived from American Life and Casualty Marketing Division Co.'s ("ALMD") income, if any. ALMD functions as a general agent for American Life and Casualty, and its primary purpose is to pay commissions to American Life and Casualty's agents on annuity and life insurance policies issued by American Life and Casualty pursuant to a general agency commission and servicing agreement between ALMD and American Life and Casualty. This agreement initially benefits the statutory surplus of American Life and Casualty by extending the payment of first year commissions by American Life and Casualty to ALMD on certain deferred annuity policies over a longer period of time. In subsequent periods, American Life and Casualty's statutory surplus is reduced through the payment of renewal commissions to ALMD equal to a specified percentage of the accumulated policyholder account values of certain deferred annuity policies in force issued by American Life and Casualty since July 1990 remaining in force. These renewal commissions and capital contributions and/or advances from the Company are the sources of funds for ALMD's payment of the first year commissions to agents on the deferred annuity policies issued by American Life and Casualty.

       ALH has no direct ownership interest in the Company's insurance subsidiaries and must rely on dividends from the Company and payments under the tax sharing agreement with its subsidiaries to fund its operating expenses and any dividends or interest expense it may seek or be obligated to pay. ALH remains obligated to pay interest on the remaining $13.0 million principal balance of its convertible Subordinated Debentures ("Convertible Debentures") as long as such amounts remain outstanding.

Inflation

       Disclosures related to the financial effect of inflation generally focus on the items most often affected by inflation - inventories and property, plant and equipment. For a life insurance organization these items are insignificant or nonexistent. Most of the Company's assets are investments, repayable in the future in dollars that, assuming that inflation continues, will have less purchasing power than the dollars originally invested. Similarly, most of the Company's reserves and liabilities would be payable in the future with dollars with less purchasing power. An effect of inflation is a decline in purchasing power when monetary assets exceed monetary liabilities.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                        Index to Consolidated Financial Statements


                                                                                                                     Page
Report of Management...............................................................................................   25

Report of Independent Accountants..................................................................................   26

Consolidated Balance Sheet.........................................................................................   27

Consolidated Statement of Operations...............................................................................   29

Consolidated Statement of Shareholder's Equity.....................................................................   30

Consolidated Statement of Cash Flows...............................................................................   31

Notes to Consolidated Financial Statements.........................................................................   33


                              REPORT OF MANAGEMENT


To Our Shareholders

     Management of American Life Holding Company is responsible for the reliability of the financial information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and the other financial information in this annual report is consistent with that of the financial statements (except for such information described as being in accordance with regulatory or statutory accounting requirements).

     The integrity of the financial information relies in large part on maintaining a system of internal control that is established by management to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, recorded and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them. The Company's internal auditors continually evaluate the adequacy and effectiveness of this system of internal control and actions are taken to correct deficiencies as they are identified.

     Certain financial information presented depends upon management's estimates and judgments regarding the ultimate outcome of transactions which are not yet complete. Management believes these estimates and judgments are fair and reasonable in view of present conditions and available information.

     The Company engages independent accountants to audit its financial statements and express their opinion thereon. They have full access to each member of management in conducting their audits. Such audits are conducted in accordance with generally accepted auditing standards and include a review of internal controls, tests of the accounting records, and such other auditing procedures as they consider necessary to express an opinion on the Company's financial statements.






        Stephen C. Hilbert                           Rollin M. Dick
      Chief Executive Officer                 Executive Vice President and
                                                Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
American Life Holding Company

     We have audited the accompanying consolidated balance sheet of American Life Holding Company and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholder's equity, and cash flows for the three months ended December 31, 1996. We have also audited the accompanying consolidated balance sheet of American Life Holding Company as of December 31, 1995, and the related consolidated statements of operations, shareholder's equity, and cash flows for the nine months ended September 30, 1996, the year ended December 31, 1995, and the three months ended December 31, 1994 based on the prior basis of accounting prior to Conseco, Inc.'s purchase of all of the common stock of the Holding Company's parent. (See note 1 to the notes to consolidated financial statements regarding the September 30, 1996 stock purchase). We have also audited the accompanying consolidated statements of operations, shareholder's equity and cash flows of American Life Holding Company and subsidiaries for the nine months ended September 30, 1994 based on the historical predecessor basis applicable to periods prior to the acquisition of the Company (see note 1 of the notes to consolidated financial statements regarding the September 29, 1994 acquisition). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Life Holding Company and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the three months ended December 31, 1996, the nine months ended September 30, 1996, the year ended December 31, 1995, and the three months ended December 31, 1994 and the consolidated results of operations and cash flows for the nine months ended September 30, 1994 of American Life Holding Company in conformity with generally accepted accounting principles.



                                                /S/ COOPERS & LYBRAND L.L.P.
                                                -----------------------------
                                                COOPERS & LYBRAND L.L.P.

Indianapolis, Indiana
March 14, 1997





                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 1996 and 1995
                              (Dollars in millions)

                                                          ASSETS
                                                                                               1996         1995
                                                                                               ----         ----
                                                                                                           (prior
                                                                                                            basis)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     1996 - $5,099.6; 1995 - $4,667.3)....................................................   $5,215.5     $5,083.1
   Equity securities at fair value (cost: 1996 - $5.8; 1995 - $16.5)......................        6.5         18.8
   Mortgage loans.........................................................................       58.5         64.6
   Credit-tenant loans....................................................................       37.1         13.6
   Policy loans...........................................................................       63.9         62.9
   Short-term investments.................................................................       15.4        107.8
   Other invested assets..................................................................       59.3         18.2
                                                                                             --------     --------

       Total investments..................................................................    5,456.2      5,369.0

Accrued investment income.................................................................       87.1         80.8
Cost of policies purchased................................................................      331.9        250.1
Cost of policies produced.................................................................       68.9         77.6
Income tax assets.........................................................................        2.2          -
Securities segregated for the future redemption of redeemable preferred stock.............       45.6         39.2
Goodwill (net of accumulated amortization: 1996 - $20.6; 1995 - $11.3)....................      404.7        348.9
Other assets  ............................................................................       43.7         38.1
                                                                                             --------     --------

       Total assets.......................................................................   $6,440.3     $6,203.7
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




                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (Continued)
                           December 31, 1996 and 1995
                 (Dollars in millions, except per share amounts)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                               1996         1995
                                                                                               ----         ----
                                                                                                           (prior
                                                                                                           basis)
Liabilities:
   Insurance liabilities..................................................................   $5,342.3     $5,148.7
   Income tax liabilities.................................................................        -           40.6
   Investment borrowings..................................................................      186.5        130.7
   Payable to ALH upon determination of the Savings Bank Litigation (see note 8)..........       30.1         30.1
   Other liabilities......................................................................       88.1         66.4
   Accounts payable to affiliates.........................................................        9.9           .9
   Notes payable:
     To affiliates........................................................................       54.7          -
     To non-affiliates....................................................................      103.4        267.5
                                                                                             --------     --------

       Total liabilities..................................................................    5,815.0      5,684.9

Minority interest.........................................................................         .7           .6
Redeemable preferred stock:
   Held by non-affiliates.................................................................       97.0         99.0
   Held by affiliates.....................................................................        6.5          -

Shareholder's equity:
   Common stock, $.01 par value, and additional paid-in capital
     1,600,000 shares authorized; 1,500,100 shares issued and outstanding.................      429.0        143.0
   Unrealized appreciation (depreciation) of securities:
     Fixed maturity securities (net of applicable deferred income taxes:
       1996 - $21.6; 1995 - $105.0).......................................................       40.1        194.9
     Other investments (net of applicable deferred income taxes:
       1996 - $(.4); 1995 - $.8)..........................................................        (.8)         1.5
   Retained earnings......................................................................       52.8         79.8
                                                                                             --------     --------

       Total shareholder's equity.........................................................      521.1        419.2
                                                                                             --------     --------

       Total liabilities and shareholder's equity.........................................   $6,440.3     $6,203.7
                                                                                             ========     ========















                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)

                                                                                                                        Predecessor
                                                                                        Prior Basis                        Basis
                                                                          ----------------------------------------      -----------
                                                         Three months     Nine months                  Three months     Nine months
                                                             ended           ended        Year ended       ended           ended
                                                         December 31,    September 30,   December 31,  December 31,    September 30,
                                                             1996            1996            1995          1994            1994
                                                             ----            ----            ----          ----            ----
Revenues:
  Insurance policy income............................      $  11.2         $  33.0         $ 58.1         $ 13.6         $  40.2
  Net investment income..............................        102.6           306.4          415.5           92.7           248.4
  Net investment gains (losses)......................         10.4             9.9          149.3             .4           (16.2)
  Other   ...........................................           .7             3.3            4.7            1.2             3.8
                                                           -------         -------         ------         ------         -------

       Total revenues................................        124.9           352.6          627.6          107.9           276.2
                                                           -------         -------         ------         ------         -------

Benefits and expenses:
  Insurance policy benefits..........................          7.6            18.1           28.7            6.0            16.7
  Change in future policy benefits...................         (1.4)            (.2)           4.4            3.4             9.4
  Interest expense on annuities and financial products        62.0           184.2          258.8           61.3           158.8
  Interest expense on notes payable..................          3.9            20.8           32.6            8.2             5.9
  Interest expense on investment borrowings..........          1.7             2.9            7.7            -               -
  Amortization related to operations.................          9.0            36.2           42.3            8.9            29.7
  Amortization related to investment gains ..........         12.0             4.8           83.3            -               2.8
  Other operating costs and expenses.................         10.2            21.0           30.4            7.7            23.6
                                                           -------         -------         ------         ------         -------

       Total benefits and expenses...................        105.0           287.8          488.2           95.5           246.9
                                                           -------         -------         ------         ------         -------

       Income before income taxes,
          minority interest and extraordinary charge.         19.9            64.8          139.4           12.4            29.3

Income tax expense...................................          8.4            24.9           51.9            5.1             9.6
                                                           -------         -------         ------         ------         -------

       Income before minority interest and
          extraordinary charge.......................         11.5            39.9           87.5            7.3            19.7

Minority interest (credit)...........................           -               -              .1             -              (.1)
                                                           -------         -------         ------         ------         -------

       Income before extraordinary charge............         11.5            39.9           87.4            7.3            19.8
Extraordinary charge on extinguishment of debt,
  net of income tax benefit..........................           -               .8            4.0             -               -
                                                           -------         -------         ------        -------         -------

       Net income....................................         11.5            39.1           83.4            7.3            19.8

Dividend requirements of Series Preferred Stock......          1.7             6.6            8.7            2.2             7.2
                                                           -------         -------         ------        -------          ------

       Net income applicable to common stock.........      $   9.8         $  32.5         $ 74.7        $   5.1          $ 12.6
                                                           =======         =======         ======        =======          ======






                          The accompanying notes are an
                        integral part of the consolidated
                              financial statements.




                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)

                                                                                                                       Predecessor
                                                                                          Prior Basis                      Basis
                                                                          -----------------------------------------   -------------
                                                          Three months    Nine months                  Three months     Nine months
                                                              ended          ended        Year ended       ended           ended
                                                          December 31,   September 30,   December 31,  December 31,    September 30,
                                                              1996           1996            1995          1994            1994
                                                              ----           ----            ----          ----            ----
Common stock and additional paid-in capital:
  Balance, beginning of period..........................      $429.0       $ 143.0         $113.0         $113.0         $  13.0
     Capital contribution by ALH........................         -           125.0           30.0            -               -
     Redemption of preferred stock......................         -             -              -              -              (5.9)
     Adjustment of balance due to adoption of new basis          -           161.0            -              -               -
     Deemed contribution pursuant to
       Acquisition......................................         -             -              -              -             105.9
                                                              ------       -------         ------         ------         -------

  Balance, end of period................................      $429.0       $ 429.0         $143.0        $ 113.0          $113.0
                                                              ======       =======         ======        =======          ======

Unrealized appreciation (depreciation) of securities:
  Fixed maturity securities:
     Balance, beginning of period.......................     $  13.8       $ 194.9         $(28.5)       $   -            $   -
       Adoption of FASB Statement 115...................         -             -              -              -              38.2
       Change in unrealized appreciation (depreciation)         26.3        (159.0)         223.4          (28.5)         (188.9)
       Adjustment of balance due to adoption of
          new basis.....................................         -           (22.1)           -              -                -
       Elimination of balance pursuant to Acquisition...         -             -              -              -             150.7
                                                             -------      --------        -------        -------         -------

     Balance, end of period.............................     $  40.1      $   13.8         $194.9        $ (28.5)        $    -
                                                             =======      ========         ======        =======         =======

  Other investments:
     Balance, beginning of period.......................     $    .5      $    1.5         $  (.5)       $   -           $   (.3)
       Change in unrealized appreciation (depreciation)         (1.3)          (.1)           2.0           (.5)            (1.3)
       Adjustment of balance due to adoption of new basis        -             (.9)            -             -                -
       Elimination of balance pursuant to Acquisition...         -             -               -             -               1.6
                                                             -------      --------         ------        ------          -------

     Balance, end of period.............................     $   (.8)     $     .5         $  1.5        $  (.5)         $    -
                                                             =======      ========         ======        ======          =======

Retained earnings:
  Balance, beginning of period..........................     $  43.0      $   79.8         $  5.1        $   -           $ 160.8
     Net income.........................................        11.5          39.1           83.4           7.3             19.8
     Dividends:
       Preferred stock .................................        (1.7)         (6.6)          (8.7)         (2.2)            (7.1)
       Common stock ....................................         -             -              -              -            (153.0)
     Other..............................................         -             -              -              -               (.4)
     Adjustment of balance due to adoption of new basis          -           (69.3)           -              -               -
     Elimination of balance pursuant to Acquisition.....         -             -              -              -             (20.1)
                                                             -------       -------         ------         -----          -------

  Balance, end of period................................     $  52.8       $  43.0         $ 79.8        $  5.1          $   -
                                                             =======       =======         ======        ======          =======

  Total shareholder's equity............................     $ 521.1       $ 486.3         $419.2        $  89.1         $ 113.0
                                                             =======       =======         ======        =======         =======




                          The accompanying notes are an
                        integral part of the consolidated
                              financial statements.




                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                                                                                        Predecessor
                                                                                          Prior Basis                      Basis
                                                                         ------------------------------------------     -----------
                                                         Three months     Nine months                  Three months     Nine months
                                                             ended           ended        Year ended       ended           ended
                                                         December 31,    September 30,   December 31,  December 31,    September 30,
                                                             1996            1996            1995          1994            1994
                                                             ----            ----            ----          ----            ----
Cash flows from operating activities:
  Net income.........................................     $   11.5           $  39.1        $  83.4        $   7.3        $   19.8
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization and depreciation.................         21.1              41.5          126.4            9.8            33.9
       Income taxes..................................         12.5              19.2           54.2            5.7            (3.9)
       Insurance liabilities.........................         40.1              26.1           44.8            4.3            13.9
       Interest credited to insurance liabilities....         62.0             184.2          258.8           61.3           158.8
       Fees charged to insurance liabilities.........         (8.3)            (24.5)         (29.6)          (5.9)          (18.4)
       Accrual and amortization of investment income          (4.7)            (16.8)         (54.6)         (25.1)          (39.8)
       Deferral of cost of policies produced.........        (18.6)            (61.6)         (87.3)         (25.2)          (85.2)
       Other liabilities.............................         19.2              (3.8)           4.4          (14.5)           23.5
       Extraordinary charge on extinguishment of debt           -                1.3            6.2             -              -
       Realized investment (gains) losses............        (10.4)             (9.9)        (149.3)           (.4)           16.2
       Other.........................................        (28.8)             (7.4)          (8.1)           1.1            (4.6)
                                                          --------           -------       --------        -------        --------

       Net cash provided by operating activities.....         95.6             187.4          249.3           18.4           114.2
                                                          --------           -------       --------        -------        --------

Cash flows from investing activities:
  Purchases of investments...........................     (1,725.7)         (1,323.4)      (3,244.2)        (764.8)       (1,324.4)
  Sales of investments...............................      1,452.6           1,067.0        2,835.9          505.5           609.2
  Maturities and redemptions.........................         44.5             123.7           77.7           36.1           242.4
                                                          --------          --------       --------        -------        --------

       Net cash used by investing activities.........       (228.6)           (132.7)        (330.6)        (223.2)         (472.8)
                                                          --------          --------       --------       --------        --------








                                                      (Continued on next page)











                          The accompanying notes are an
                        integral part of the consolidated
                              financial statements.




                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                              (Dollars in millions)

                                                                                                                     Predecessor
                                                                                          Prior Basis                   Basis
                                                                          -----------------------------------------   ------------
                                                         Three months     Nine months                  Three months   Nine months
                                                            ended            ended       Year ended         ended        ended
                                                        December 31,     September 30,  December 31,   December 31,   September 30,
                                                            1996            1996           1995            1994           1994
                                                            ----            ----           ----            ----           ----
Cash flows from financing activities:
  Issuance of notes payable, including obligations
     to ALH, net of issuance costs...................    $      -         $      -        $ 125.0        $    -           $336.8
  Payments on notes payable, including obligations
     to ALH..........................................          -            (125.0)        (170.0)             -          (124.3)
  Payments on surplus notes..........................          -                 -              -              -            (1.0)
  Purchase of subsidiary's surplus notes and
     preferred stock.................................          -                 -              -              -           (10.5)
  Capital contribution from ALH......................          -             125.0           30.0              -              -
  Repayment of advances from ALH.....................          -                 -              -              -            (1.7)
  Redemption of preferred stock......................          -                 -              -              -            (6.1)
  Investment borrowings, net.........................         63.4            (7.6)         130.7              -               -
  Deposits to insurance liabilities..................        165.4           529.4          797.1          275.5           824.1
  Withdrawals from insurance liabilities.............       (171.3)         (585.1)        (766.2)        (149.8)         (389.4)
  Dividends paid.....................................         (1.7)           (6.6)          (8.7)          (2.2)         (160.1)
                                                          --------         -------       --------        -------         -------

       Net cash provided (used) by financing
         activities.................................          55.8           (69.9)         137.9          123.5           467.8
                                                          --------          ------        -------        -------          ------

       Net increase (decrease) in
          short-term investments.....................        (77.2)          (15.2)          56.6          (81.3)          109.2

       Short-term investments, beginning of period...         92.6           107.8           51.2          132.5            23.3
                                                         ---------          ------        -------        -------          ------

       Short-term investments, end of period.........    $    15.4          $ 92.6        $ 107.8         $ 51.2         $ 132.5
                                                         =========          ======        =======         ======         =======















                          The accompanying notes are an
                        integral part of the consolidated
                              financial statements.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       1.  SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation

       American Life Holding Company (the "Company") is a wholly owned subsidiary of American Life Holdings, Inc. ("ALH"). In 1996, ALH changed its name from American Life Group, Inc. (formerly The Statesman Group, Inc. prior to its name change in 1995). Effective September 30, 1996, ALH became a wholly owned subsidiary of Conseco, Inc. ("Conseco"). Conseco is a financial services holding company engaged primarily in the development, marketing and administration of annuity, supplemental health and individual life products.

       The Company is an insurance holding company engaged primarily in the development, marketing, issuance and administration of annuity and life insurance products through its insurance subsidiaries, American Life and Casualty Insurance Company ("American Life and Casualty") and Vulcan Life
Insurance Company ("Vulcan Life"). The Company markets its annuity and life insurance products primarily to middle-income individuals, ages 45 and over, through a general agency and insurance brokerage distribution system. The Company owns 100 percent of American Life and Casualty, which owns 98 percent of Vulcan Life.

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"), which, as to the subsidiary insurance companies, differ in some respects from statutory accounting practices followed in the preparation of financial statements submitted to state insurance departments. The financial statements prepared in conformity with GAAP include amounts based on informed estimates and judgment of management, with consideration given to materiality. Significant estimates and assumptions are utilized in the calculation of cost of policies produced, cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes.
Actual experience may differ from those estimates.

       On September 29, 1994, Conseco Capital Partners II, L.P. ("Partnership II"), a Delaware limited partnership, completed the acquisition (the "Acquisition") of ALH. ALH's former shareholders received $15.25 in cash per common equivalent share plus a contingent payment right (the "Contingent Payment Right") to receive up to another $2.00 in cash per common equivalent share (the "Contingent Consideration"), based on the outcome of ALH's and American Life and Casualty's pending litigation against the U.S. Government concerning their former savings bank subsidiary (the "Savings Bank Litigation") (see note 8). The sole general partner of Partnership II is a wholly owned subsidiary of Conseco. As a result of the Acquisition and related financing transactions, Partnership II owned 80 percent of ALH's outstanding common stock. Conseco, through its direct investment and interests in certain of its subsidiaries had a 38 percent ownership interest in ALH and the Company prior to the transactions described in the following paragraphs. The Acquisition was accounted for using the purchase method of accounting effective September 29, 1994. Under this method, the total cost to acquire the Company was allocated to the assets and liabilities acquired based on their fair values, with the excess of the total purchase cost over the fair value of the net assets acquired recorded as goodwill.

       Effective September 30, 1996, Conseco: (i) purchased all of the outstanding common stock of ALH not previously owned by Conseco for $165.0 million in cash (the "ALH Stock Purchase"); (ii) purchased 5,434,783 newly issued shares of ALH common stock for $125.0 million; and (iii) terminated Partnership II.

       ALH contributed the proceeds from the issuance of the shares to the Company. The Company used the proceeds from the capital contribution to repay all amounts borrowed under its senior credit facility. As a result of the ALH Stock Purchase, the Company is an indirect wholly owned subsidiary of Conseco. Effective September 30, 1996, the Company adopted a new basis of accounting under the "push down" method effective September 30, 1996. Under this method, the assets and liabilities of the Company were revalued to reflect Conseco's cost basis, which is based on the fair values of such assets and liabilities on the dates Conseco's ownership interests were acquired. As a result, the assets and liabilities included in the December 31, 1996, consolidated balance sheet represent the following combination of values: (i) the portion of the Company's net assets acquired by Partnership II in the Acquisition is valued as of September 29, 1994; and (ii) the portion of the Company's net assets acquired in the ALH Stock Purchase is valued as of September 30, 1996.

       The consolidated balance sheet as of December 31, 1996, and the consolidated statement of operations, shareholder's equity and cash flows for the three months ended December 31, 1996, are reported under the new basis of accounting described in the previous paragraph. The consolidated balance sheets as of December 31, 1995 and 1994, and the consolidated statements of

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



operations, shareholder's equity and cash flows for the nine months ended September 30, 1996, the year ended December 31, 1995 and the three months ended December 31, 1994 are reported based on such purchase values ("prior basis"). Financial data for the nine months ended September 30, 1994, are the historical financial data of the Company ("predecessor basis").

       The effect of the adoption of the new basis of accounting on the Company's balance sheet accounts was as follows (dollars in millions):

                                                                                             Debit
                                                                                            (Credit)
                                                                                            --------
         Cost of policies purchased...................................................    $    80.2
         Cost of policies produced....................................................        (96.5)
         Goodwill.....................................................................        101.8
         Other........................................................................          2.0
         Minority interest in redeemable preferred stock..............................         (5.0)
         Notes payable................................................................        (13.8)
         Common stock and additional paid-in capital..................................       (161.0)
         Net unrealized appreciation of securities....................................         23.0
         Retained earnings............................................................         69.3

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain amounts from prior periods were reclassified to conform to the 1996 presentation.

     Investments

       Fixed maturity investments are securities that mature more than one year after they are issued and include bonds, notes receivable and preferred stocks with mandatory redemption features and are classified as follows:

       Actively managed - fixed maturity securities that may be sold prior to maturity due to changes that might occur in market interest rates, issuer credit quality or the Company's liquidity requirements. Actively managed fixed maturity securities are carried at fair value and the unrealized gain or loss is recorded net of tax and related adjustments described below as a component of shareholder's equity.

       Trading account - fixed maturity securities are bought and held principally for the purpose of selling them in the near term. Trading account securities are carried at estimated fair value. Unrealized gains or losses are included in net investment gains (losses). The Company did not hold any trading account securities at December 31, 1996 or 1995.

       Held to maturity - (all other fixed maturity securities) are those securities which the Company has the ability and positive intent to hold to maturity, and are carried at amortized cost. The Company may dispose of these securities if the credit quality of the issuer deteriorates, if regulatory requirements change or under other unforeseen circumstances. The Company has not held any securities in this classification since the Acquisition.

       Anticipated returns, including investment gains and losses, from the investment of policyholder balances are considered in determining the amortization of the cost of policies purchased and the cost of policies produced. When actively managed fixed maturity securities are stated at fair value, an adjustment to the cost of policies purchased and the cost of policies produced may be necessary if a change in amortization would have been recorded if such securities had been sold at their fair value and the proceeds reinvested at current yields. Furthermore, if future yields expected to be earned on such securities decline, it may be necessary to increase certain insurance liabilities. Adjustments to such liabilities are required when their balances, in addition to future net cash flows (including investment income), are insufficient to cover future benefits and expenses.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       Unrealized gains and losses and the related adjustments described above have no effect on earnings. The Company records them, net of tax, as a component of shareholder's equity. The following table summarizes the effect of these adjustments on the related balance sheet accounts as of December 31, 1996:

                                                                                   Effect of fair value
                                                                                       adjustment to
                                                                      Balance        actively managed   Reported
                                                                 before adjustment   fixed maturities    amount
                                                                 -----------------   ----------------    ------
                                                                                   (Dollars in millions)

       Actively managed fixed maturities......................       $5,099.6            $115.9          $5,215.5
       Cost of policies purchased.............................          378.7             (46.8)            331.9
       Cost of policies produced..............................           76.3              (7.4)             68.9
       Income tax asset.......................................           23.8             (21.6)              2.2
       Unrealized appreciation of fixed maturity  securities..            -                40.1              40.1

       When there are changes in conditions that cause a fixed maturity investment to be transferred to a different category (e.g., actively managed, held to maturity or trading), the security is transferred to the new category at its fair value at the date of the transfer. At the date of transfer, the security's unrealized gain or loss (which was immaterial in 1996) is accounted for as follows:

       For transfers to the trading category - the unrealized gain or loss is recognized in earnings;

       For transfers from the trading category - the unrealized gain or loss already recognized in earnings is not reversed;

       For transfers to actively managed from held to maturity - the unrealized gain or loss is recognized in shareholder's equity; and

       For transfers to held to maturity from actively managed - the unrealized gain or loss at the date of transfer continues to be reported in shareholder's equity, but is amortized over the remaining life of the security as an adjustment of yield.

       As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar roll transactions to increase its return on investments and improve liquidity. These transactions are accounted for as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities.

       Credit-tenant loans are loans for commercial properties. When these loans are made: (i) the lease of the principal tenant is assigned to the Company; (ii) the lease must produce adequate cash flow to fund substantially all the requirements of the loan; and (iii) the principal tenant or the guarantor of such tenant's obligations must have an investment-grade credit rating when the loan is made. These loans also must be secured by the value of the related property. Underwriting guidelines take into account such factors as: (i) the lease term of the property; (ii) the borrower's management ability, including business experience, property management capabilities and financial soundness; and (iii) such economic, demographic or other factors that may affect the income generated by the property, or its value. The underwriting guidelines generally require a loan-to-value ratio of 75 percent or less. Credit-tenant loans and traditional mortgage loans are carried at amortized cost.

       Policy loans are stated at their current unpaid principal balance.

       Short-term investments include commercial paper, invested cash and other investments purchased with maturities less than three months and are carried at amortized cost, which approximates estimated fair value. The Company considers all short-term investments to be cash equivalents.

       Other invested assets principally consist of debt instruments, which are generally recorded at amortized cost, and limited partnership investments, which are reported under the equity method.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       Fees received and costs incurred in connection with origination of investments, principally mortgage loans, are deferred. Fees, costs, discounts and premiums are amortized as yield adjustments over the contractual life of the investments. Anticipated prepayments on mortgage-backed securities are taken into consideration in determining estimated future yields on such securities.

       The specific identification method is used to account for the disposition of investments. The differences between sale proceeds and carrying values are reported as gains and losses on investments, or as adjustments to investment income if the proceeds are prepayments by issuers prior to maturity.

       The Company manages its investments to limit credit risk by diversifying its portfolio among various security types and industry sectors. The Company regularly evaluates investment securities, credit-tenant loans and mortgage loans based on current economic conditions, past credit loss experience and other circumstances of the investee. A decline in a security's net realizable value that is other than temporary is treated as a realized loss and the cost basis of the security is reduced to its estimated fair value. Impaired loans are revalued at the present value of expected cash flows discounted at the loan's effective interest rate when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. The Company accrues interest on the net carrying amount of impaired loans.

       Cost of Policies Purchased

       The cost of policies purchased represents the portion of the cost to acquire the Company that is attributable to the right to receive future cash flows from insurance contracts existing at the date of the Acquisition. The value of cost of policies purchased is the actuarially determined present value of the projected future cash flows from the insurance contracts existing at the Acquisition date.

       The method used by the Company to value the cost of policies purchased is consistent with the valuation methods used most commonly to value blocks of insurance business, which is also consistent with the basic methodology generally used to value assets. The method used by the Company is summarized as follows:

         o  Identify the expected future cash flows from the blocks of business.

         o Identify the risks inherent in realizing those cash flows (i.e., the probability that the cash flows will be realized).

         o Identify the rate of return that the Company believes it must earn in order to accept the risks inherent in realizing the cash flows, based on consideration of the factors summarized below.

         o Determine the value of the policies purchased by discounting the expected future cash flows by the discount rate the Company requires.

       Expected future cash flows used in determining such value are based on actuarially determined projections of future premium collections, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets held to back the policy liabilities and other factors. These projections take into account all factors known or expected at the valuation date based on the collective judgment of the management of the Company. Actual experience on purchased business may vary from projections due to differences in renewal premiums collected, investment spread, investment gains or losses, mortality and morbidity costs and other factors.

       The discount rates used to determine the value of the cost of policies purchased is the rate of return required by Partnership II and Conseco to invest in the business being acquired. The following factors have been considered in determining this rate:

          o  The  magnitude of the risks associated with each of the   actuarial
             assumptions used in determining expected future cash flows as described in the preceding paragraphs.

          o  The cost of capital to fund the Acquisition.

          o The perceived likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws.

          o The compatibility with other company activities that may favorably affect future cash flows.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



          o  The complexity of the acquired business.

          o Recent purchase prices (i.e., discount rates used in determining valuations) on similar blocks of business.

       After the cost of purchased policies is determined using the methods described above, the amount is amortized based on the incidence of the expected cash flows and the interest rate credited to the underlying products.

       To the extent that past or future experience on purchased business varies from projections due to differences in renewal premiums collected, investment spread, investment gains or losses, mortality and morbidity costs and other factors, it may be necessary to adjust the amortization of the cost of policies purchased. For example, sales of fixed maturity investments that result in a gain (or loss), but also reduce (or increase) the future investment spread because the sale proceeds are reinvested at a lower (or higher) earnings rate, may cause amortization to increase (or decrease) reflecting the change in the incidence of cash flows. For universal life- type contracts and investment-type contracts, the accumulated amortization is adjusted (whether an increase or a decrease) whenever there is a material change in the estimated gross profits expected over the life of a block of business in order to maintain a constant relationship between cumulative amortization and the present value (discounted at the rate of interest that accrues to the policies) of expected gross profits. For most other contracts, the unamortized asset balance is reduced by a charge to income only when the present value of future cash flows, net of the policy liabilities, is not sufficient to cover such asset balance.

       Recoverability of the cost of policies purchased is evaluated regularly by comparing the current estimate of expected future cash flows (discounted at the rate of interest earned on invested assets) to the unamortized asset balance by line of insurance business. If such current estimate indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business purchased, will not be sufficient to recover the cost of policies purchased, the difference would be charged to expense.

       Cost of Policies Produced

       Costs of producing new business (primarily commissions, bonus interest and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged), which vary with and are primarily related to the production of new business, are deferred to the extent recoverable from future profits. Such costs are amortized with interest as follows:

      o For universal life-type contracts and investment-type contracts, in relation to the present value of expected gross profits from these contracts, discounted using the interest rate credited to the policy.

     o For immediate annuities with mortality risks, in relation to the present value of benefits to be paid.

     o For traditional life insurance products, in relation to future anticipated premium revenue using the same assumptions that are used in calculating the insurance liabilities.

       Recoverability of the unamortized balance of the cost of policies produced is evaluated regularly. Cumulative and future amortization of the cost of policies produced is adjusted, when there is a material change in estimated gross profits expected over the life of a block of business, consistent with the methods described above for the cost of policies purchased.

       Goodwill

       The excess of the cost of acquiring the Company's net assets over their estimated fair values is recorded as goodwill and is being amortized on the straight-line basis over a 40 year period. The Company periodically assesses the recoverability of goodwill through projections of future earnings of the related subsidiaries. Such assessment is made based on whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If future evaluations of goodwill indicate a material change in the factors supporting recoverability over the remaining amortization period, all or a portion of goodwill may need to be written off or the amortization period shortened (no such changes have occurred).

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements


       Property and Equipment

       Property and equipment are reported at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

       Insurance Liabilities, Recognition of Insurance Policy Income and Related Benefits and Expenses

       Reserves for universal life-type and investment-type contracts (principally deferred annuities) are based on the contract account balance, if future benefit payments in excess of the account balance are not guaranteed, or on the present value of future benefit payments when such payments are guaranteed. Additions to insurance liabilities are made if future cash flows including investment income are insufficient to cover future benefits and expenses.

       For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a period certain) and for contracts that permit the Company or the insured to make changes in the contract terms (such as universal life), premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Amounts charged against the liability account for the cost of insurance, policy administration fees, surrender penalties and amortization of policy initiation fees are recorded as revenues. Interest credited to the liability account and benefit payments made in excess of the contract liability account balance are charged to expense.

       Reserves for traditional life insurance policy benefits are generally calculated using the net level premium method and assumptions made at the time the contract is issued (or in the case of policies acquired by purchase, at purchase date) as to investment yields, mortality, withdrawals and other assumptions based on projections of past experience modified as necessary to reflect anticipated trends and include provisions for possible unfavorable deviation. Policy benefit claims are charged to expense in the period that claims are incurred.

       For traditional insurance contracts, premiums are recognized as income when due or, for short duration contracts, over the period to which the premiums relate. Benefits and expenses are recognized as a level percentage of earned premiums. Such recognition is accomplished through the provision for future policy benefits and the amortization of the cost of policies produced. Participating business is immaterial and dividends related to such business are included as part of the policy reserves.

       For investment contracts with mortality risk, but with premiums paid for only a limited period (such as single-premium immediate annuities with benefits paid for the life of the annuitant), the accounting treatment is similar to traditional contracts. However, the excess of the gross premium over the net premium is deferred and recognized in relation to the present value of expected future benefit payments (when accounting for annuity contracts) or in relation to insurance in force (when accounting for life insurance contracts).

       Liabilities for incurred claims are determined using historical experience and published tables for disabled lives and represent an estimate of the present value of the remaining ultimate net cost of all reported and unreported claims. Management believes these estimates are adequate. Such estimates are reviewed continually and any adjustments are reflected in current operations.

       Accident and health insurance reserves are comprised of unearned premium reserves computed on a pro rata basis, return of premium reserves and the present value of amounts not yet due on long-term disability policies computed on the same basis as life insurance.

       Reinsurance

       In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under agreements of indemnity reinsurance. The Company has set its retention limit on life insurance policies at $.1 million.

       Assets and liabilities related to insurance contracts are reported before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       Income Taxes

       Income tax expense includes deferred income taxes arising from temporary differences between the financial statement and income tax reporting basis of assets and liabilities. Deferred income tax expense or benefit is based on the changes in the deferred income tax asset or liability from period to period. Additionally, the effect of a tax rate change on accumulated deferred income taxes is reflected in income in the period in which the change is enacted.

       In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. If future taxable income does not occur as expected, deferred income tax assets may need to be written off.

       Minority Interest

       A charge is made against consolidated income representing the share of earnings of Vulcan Life attributable to its minority interest. Shareholder's equity attributable to the minority interest is shown separately on the consolidated balance sheet.

       Securities Segregated for the Future Redemption of Redeemable Preferred Stock

       Securities segregated for the future redemption of redeemable preferred stock are reported at amortized cost. The Company has the positive intent and ability to hold these securities until maturity. See note 7 for a description of these securities and the redeemable preferred stock.

       Derivative Financial Instruments

       The Company's use of derivative financial instruments is primarily limited to S&P 500 Index Options. The Company buys these options in order to offset changes in policyholder liabilities resulting from certain policy benefits tied to the S&P 500 Index. The Company buys these options at the time it issues the related annuity contracts, with similar maturity dates and benefit features which fluctuate as the value of the options change. Accordingly, changes in the value of the options are offset by changes to policyholder liabilities; such changes are reflected in the consolidated statement of operations. The credit risk associated with these options is considered low because such options are purchased from strong creditworthy parties. Both the carrying value and fair value of these contracts were $7.2 million at December 31, 1996. Such instruments are classified as other invested assets.

       Business Segments

       The Company operates in the single business segment of providing individual life insurance and annuity coverage within the United States.

       Fair Values of Financial Instruments

       The following methods and assumptions are used by the Company in determining estimated fair values of financial instruments:

   Investment securities: The estimated fair values for fixed maturity securities (including redeemable preferred stocks) and equity securities are based on quotes from independent pricing services, where available. For investment securities for which such quotes are not available, the estimated fair values are determined using values obtained from broker-dealer market makers or, by discounting expected future cash flows using current market interest rates applicable to the yield, credit quality and, for fixed maturity securities, the maturity of the investments.

   Credit-tenant loans, mortgage loans and policy loans: The estimated fair values of these loans are determined by discounting future expected cash flows using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



   Short-term investments: The estimated fair values for short-term investments are based on quoted market prices. The carrying amount reported in the consolidated balance sheet for these instruments approximates their estimated fair value.

   Other invested assets: The estimated fair value of these assets, which are not material, have been assumed to be equal to carrying value.

   Securities segregated for the future redemption of redeemable preferred stock: Estimated fair values of the U.S. Treasury securities held in escrow for the future redemption of redeemable preferred stock are based on quoted market prices.

   Insurance liabilities for investment contracts: The estimated fair values of the Company's liabilities under investment-type insurance contracts are determined using discounted cash flow calculations using interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

   Investment borrowings: Due to the short-term nature of these borrowings (terms generally less than 30 days), estimated fair values are assumed to approximate the carrying amount reported in the consolidated balance sheet.

   Notes payable: The estimated fair value of variable rate notes payable approximates their par value. The estimated fair value of fixed rate notes payable is based on quoted market prices.

   Redeemable preferred stock: The estimated fair value of the Company's publicly-traded redeemable preferred stock is based on quoted market prices. The estimated fair value of the Company's privately placed redeemable preferred stock is determined by discounting expected future cash flows using assumed incremental dividend rates for similar duration securities.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements




   The estimated fair values of the Company's financial instruments are as follows:

                                                                             1996                        1995
                                                                   ----------------------        -----------------------
                                                                   Carrying         Fair         Carrying          Fair
                                                                    amount          value         amount           value
                                                                    ------          -----         ------           -----
                                                                                (Dollars in millions)
     Financial assets:
       Fixed maturities.........................................   $5,215.5       $5,215.5        $5,083.1       $5,083.1
       Equity securities........................................        6.5            6.5            18.8           18.8
       Mortgage loans...........................................       58.5           60.8            64.6           74.0
       Credit-tenant loans......................................       37.1           37.7            13.6           14.5
       Policy loans.............................................       63.9           63.9            62.9           62.9
       Short-term investments...................................       15.4           15.4           107.8          107.8
       Other invested assets....................................       59.3           59.3            18.2           18.2
       Securities segregated for the future redemption
           of redeemable preferred stock........................       45.6           49.1            39.2           50.1

     Financial liabilities:
       Insurance liabilities for investment contracts (1).......   $4,972.2       $4,972.2        $4,716.4       $4,716.4
       Investment borrowings....................................      186.5          186.5           130.7          130.7
       Notes payable............................................      158.1          171.2           267.5          284.8
       Redeemable preferred stock...............................      103.5          103.5            99.0           94.0

         (1) The estimated fair values of the insurance liabilities for investment contracts were approximately equal to their carrying value at December 31, 1996 and 1995, because interest rates credited on the vast majority of account balances approximate current rates paid on similar contracts and are not generally guaranteed beyond one year. Fair values for the Company's insurance liabilities other than those for investment contracts are not required to be disclosed. However, the estimated fair values of liabilities for all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.


       2.  INVESTMENTS

       At December 31, 1996, the amortized cost and estimated fair value of actively managed fixed maturity investments were as follows:

                                                                                        Gross         Gross     Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                         (Dollars in millions)
      United States Treasury securities................................  $    49.7     $   1.9        $  -      $    51.6
      Obligations of states and political subdivisions.................       32.8         1.4           -           34.2
      Foreign government obligations...................................       21.7          .1            .5         21.3
      Public utility securities........................................      739.5        29.3            .5        768.3
      Other corporate securities.......................................    2,759.0        63.8          12.3      2,810.5
      Mortgage-backed securities.......................................    1,496.9        35.6           2.9      1,529.6
                                                                         ---------      ------         -----     --------

                                                                          $5,099.6      $132.1         $16.2     $5,215.5
                                                                          ========      ======         =====     ========


                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       At December 31, 1995, the amortized cost and estimated fair value of actively managed fixed maturity investments were as follows:

                                                                                        Gross         Gross      Estimated
                                                                         Amortized   unrealized    unrealized      fair
                                                                           cost         gains        losses        value
                                                                           ----         -----        ------        -----
                                                                                          (Dollars in millions)

      United States Treasury securities................................  $    95.0     $   7.8       $   -      $   102.8
      Obligations of states and political subdivisions.................       22.2         1.4           -           23.6
      Foreign government obligations...................................       33.1          .7           1.7         32.1
      Public utility securities........................................      821.5       104.1            .2        925.4
      Other corporate securities.......................................    2,304.6       189.9          11.9      2,482.6
      Mortgage-backed securities.......................................    1,390.9       126.7           1.0      1,516.6
                                                                          --------      ------         -----     --------

                                                                          $4,667.3      $430.6         $14.8     $5,083.1
                                                                          ========      ======         =====     ========

       The following table sets forth the amortized cost and estimated fair value of fixed maturities at December 31, 1996, based upon the pricing source used to determine the estimated fair value:

                                                                                                                Estimated
                                                                                                    Amortized      fair
                                                                                                      cost         value
                                                                                                      ----         -----
                                                                                                     (Dollars in millions)
       Nationally recognized pricing services....................................................   $4,302.6     $4,411.7
       Broker-dealer market makers...............................................................      715.0        722.3
       Internally developed methods (calculated based on a weighted-average
         current market yield of 8.8 percent)....................................................       82.0         81.5
                                                                                                    --------     --------
           Total fixed maturities................................................................   $5,099.6     $5,215.5
                                                                                                    ========     ========

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       The following table sets forth fixed maturity investments at December 31, 1996, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $41.1 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; and Class 3, "BB-"; and Classes 4-6, "B+ and below."

                                                          Percent of               Percent of
                  Investment rating                    fixed maturities         total investments
                  -----------------                    ----------------         -----------------
                        AAA.............................       32%                        31%
                        AA..............................       11                         10
                        A...............................       28                         27
                        BBB+............................       11                         10
                        BBB.............................       10                         10
                        BBB-............................        4                          4
                                                              ---                        ---

                           Investment grade.............       96                         92
                                                              ---                        ---

                        BB+.............................        1                          1
                        BB..............................        1                          1
                        BB-.............................        1                          1
                        B+ and below....................        1                          1
                                                              ---                        ---

                           Below investment grade.......        4                          4
                                                              ---                        ---

                           Total fixed maturities.......      100%                        96%
                                                              ===                         ==

       At December 31, 1996, the Company's below investment grade corporate fixed maturities had an amortized cost of $187.8 million and an estimated fair value of $191.7 million. For substantially all of these securities, the amortized cost exceeded the fair value by less than 5 percent or the fair value of the securities exceeded amortized cost. During the three months ended December 31, 1996, the year ended December 31, 1995 and the nine months ended September 30, 1994, the Company recorded realized losses for investment writedowns of $1.5 million, $7.1 million and $1.2 million, respectively, as a result of changes in the financial condition of an issuer and changes in the value of underlying collateral, which caused the Company to conclude that a decline in fair value of such investments was other than temporary. There were no such realized losses in the nine months ended September 30, 1996, or the three months ended December 31, 1994. The Company had no fixed maturity investments in technical or substantive default as of December 31, 1996. As of December 31, 1996, there were no fixed maturity investments about which the Company had serious doubts as to the ability of the issuer to comply with the contractual terms of their obligations on a timely basis. Investment income forgone due to defaulted securities was $.2 million, $.7 million and $.5 million for the three months ended December 31, 1996, the nine months ended September 30, 1996, and the year ended December 31, 1995, respectively. There was no forgone investment income in the 1994 periods.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements




       The following table sets forth the amortized cost and estimated fair value of fixed maturity securities at December 31, 1996, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                                                                              Estimated
                                                                                                Amortized       fair
                                                                                                  cost          value
                                                                                                  ----          -----
                                                                                                  (Dollars in millions)

       Due in one year or less............................................................... $   100.5     $   101.1
       Due after one year through five years.................................................     669.0         680.5
       Due after five years through ten years................................................   1,123.1       1,140.3
       Due after ten years...................................................................   1,710.1       1,764.0
                                                                                              ---------      --------

           Subtotal..........................................................................   3,602.7       3,685.9
       Mortgage-backed securities............................................................   1,496.9       1,529.6
                                                                                              ---------      --------

           Total actively managed fixed maturities ..........................................  $5,099.6      $5,215.5
                                                                                               ========      ========

       Net investment income consisted of the following:

                                            Three months     Nine months                     Three months      Nine months
                                                ended           ended         Year ended         ended            ended
                                            December 31,    September 30,    December 31,    December 31,     September 30,
                                                1996            1996             1995            1994             1994
                                                ----            ----             ----            ----             ----
                                                                         (Dollars in millions)
     Fixed maturities......................     $  99.9          $294.4          $398.8            $90.7          $237.5
     Equity securities.....................          .3             1.4             1.7               .3             1.4
     Mortgage loans .......................         1.6             4.8             6.9              1.8             5.1
     Policy loans..........................         1.1             3.1             4.0              1.0             2.9
     Short-term investments................          .6             2.7             6.5              1.5             3.0
     Other.................................          .5             3.5             2.2               .7             1.7
                                                -------          ------          ------            -----          ------

       Gross investment income.............       104.0           309.9           420.1             96.0           251.6
     Less investment expenses..............         1.4             3.5             4.6              3.3             3.2
                                                -------          ------          ------            -----          ------

       Net investment income...............      $102.6          $306.4          $415.5            $92.7          $248.4
                                                 ======          ======          ======            =====          ======

       Proceeds from sales of fixed maturity investments were $1,449.2 million, $1,038.6 million, $2,822.1 million, $502.0 million and $603.8 million for the three months ended December 31, 1996, the nine months ended September 30, 1996, the year ended December 31, 1995, the three months ended December 31, 1994, and the nine months ended September 30, 1994, respectively.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       Net investment gains (losses) included in revenues were as follows:

                                               Three months    Nine months                     Three months    Nine months
                                                   ended          ended        Year ended          ended          ended
                                               December 31,   September 30,   December 31,     December 31,   September 30,
                                                   1996           1996            1995             1994           1994
                                                   ----           ----            ----             ----           ----
                                                                         (Dollars in millions)
Fixed maturities:
  Gross gains..................................   $13.8          $ 25.5          $165.2            $ 1.8          $ 18.0
  Gross losses.................................     (.5)          (10.7)           (1.8)             (.9)          (11.6)
  Other than temporary decline in fair value...      -               -             (7.1)               -              -
                                                  -----          ------          ------            -----          ------

     Net investment gains from fixed maturities    13.3            14.8           156.3               .9             6.4
Equity securities, net gains (losses)..........     -               1.5             1.1              (.1)             .3
Other than temporary decline in fair value
  of equity securities.........................    (1.5)             -               -                 -            (1.2)
Mortgage loans.................................     (.2)             -               -                 -             (.1)
Interest rate swap contracts...................     -                -               -                 -           (21.3)
Other..........................................      .9              -               .3              (.4)            (.3)
                                                  -----          ------          ------           ------          ------

          Net investment gains (losses)
              before expenses..................    12.5            16.3           157.7               .4           (16.2)

Less investment gain expenses..................     2.1             6.4             8.4                -               -
                                                 ------          ------          ------           ------          ------

     Net investment gains (losses).............   $10.4         $   9.9          $149.3           $   .4          $(16.2)
                                                  =====         =======          ======           ======          ======

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       Changes in unrealized appreciation (depreciation) of investments were as follows:

                                             Three months    Nine months                     Three months      Nine months
                                                 ended          ended         Year ended         ended            ended
                                             December 31,   September 30,    December 31,    December 31,     September 30,
                                                 1996           1996             1995            1994             1994
                                                 ----           ----             ----            ----             ----
                                                                         (Dollars in millions)

Fixed maturities carried at amortized cost.   $    -         $    -             $    -           $   -          $(315.2)
                                              =======        =======            =======          ======         =======

Investments carried at fair value:
  Actively managed fixed maturities .......   $ 73.4         $(351.2)           $459.7           $(43.9)        $(249.7)
  Equity securities........................        -             (.7)              3.1              (.8)           (1.2)
  Other invested assets....................     (2.0)             -                (.1)             -                -
                                              ------         -------            ------           ------          ------
                                                71.4          (351.9)            462.7            (44.7)         (250.9)

  Adjustment for effect on other balance
    sheet accounts:
       Cost of policies purchased..........    (30.8)           77.6             (93.6)             -               -
       Cost of policies produced...........     (2.1)           17.0             (22.3)             -              17.9
       Income tax assets (liabilities).....    (13.5)           98.2            (121.4)            15.7            81.0
                                              ------         -------            ------          -------         -------
                                                25.0          (159.1)            225.4            (29.0)         (152.0)
Adjustment of balance due to adoption
  of new basis.............................        -           (23.0)                -                -               -
Elimination of balance pursuant to
  Acquisition..............................        -               -                 -                -           152.3
                                              -------        -------            ------         --------         -------

     Change in unrealized appreciation
       (depreciation) of investments
       carried at fair value...............   $ 25.0         $(182.1)           $225.4           $(29.0)         $   .3
                                              ======         =======            ======           ======          ======

     At December 31, 1996, net unrealized appreciation of equity securities (before income taxes) was $.7 million, consisting of $.7 million of gross appreciation and no depreciation.

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1996, summarized by interest rates on the underlying collateral at December 31, 1996:

                                                                                  Par        Amortized      Estimated
                                                                                 value         cost        fair value
                                                                                 -----         ----        ----------
                                                                                       (Dollars in millions)

       Below 7 percent.....................................................    $   411.8     $   386.4     $   392.4
       7 percent - 8 percent...............................................        955.8         898.9         919.3
       8 percent - 9 percent...............................................        175.0         166.1         172.3
       9 percent and above.................................................         51.2          45.5          45.6
                                                                                --------      --------      --------

            Total mortgage-backed securities...............................     $1,593.8      $1,496.9      $1,529.6
                                                                                ========      ========      ========


                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       The amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1996, summarized by type of security were as follows:

                                                                                                 Estimated fair value
                                                                                               ------------------------
                                                                                                               % of
                                                                                Amortized                      fixed
Type                                                                              cost         Amount       maturities
----                                                                              ----         ------       ----------
                                                                                     (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes.............    $1,075.6       $1,095.4           21%
Support classes............................................................       105.7          110.2            2
Accrual (Z tranche) bonds..................................................        22.7           23.8            1
Planned amortization classes and accretion directed bonds..................       171.9`         175.9            3
Subordinated classes.......................................................       121.0          124.3            2
                                                                               --------       --------           --

                                                                               $1,496.9       $1,529.6           29%
                                                                               ========       ========           ==

       At December 31, 1996, approximately 83 percent of the estimated fair value of the Company's mortgage-backed securities was determined by nationally recognized pricing services, 14 percent was determined by broker-dealer market makers and 3 percent was determined by internally developed methods.

       The Company's mortgage loans are primarily commercial loans, including retail, multifamily residential, office, industrial, nursing home, restaurant and other properties. Approximately 19 percent, 12 percent, 12 percent, 10 percent and 9 percent of the mortgage loan balance was on properties located in Minnesota, Florida, Iowa, California and Arizona, respectively. No other state comprised greater than 8 percent of the mortgage loan balance. Less than 1 percent of the mortgage loan balance was noncurrent at December 31, 1996. The Company had a loan loss reserve of $.3 million at December 31, 1996.

       As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar roll transactions to increase its return on investments and improve its liquidity. Reverse repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price. Dollar rolls are similar to reverse repurchase agreements except that the repurchase involves securities that are only substantially the same as the securities sold. These transactions are accounted for as short-term collateralized borrowings. Such borrowings averaged approximately $81.4 million during 1996 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.6 percent in 1996. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term invesments (which was not material at December 31, 1996). The Company believes that the counterparties to its reverse repurchase and dollar roll agreements are financially responsible and that the counterparty risk is minimal.

       Life insurance companies are required to maintain certain amounts of assets on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $11.4 million at December 31, 1996.

       The Company had no investments in any single entity in excess of 10 percent of shareholder's equity at December 31, 1996, other than investments issued or guaranteed by the United States government or a United States government agency.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       3.  INSURANCE LIABILITIES

       Insurance liabilities consisted of the following:

                                                                                  Interest
                                                       Withdrawal    Mortality      rate           December 31,
                                                       assumption   assumption   assumption     1996         1995
                                                       ----------   ----------   ----------     ----         ----
                                                                                              (Dollars in millions)
Future policy benefits:
     Investment contracts.........................         N/A          N/A         (b)       $4,881.3    $4,716.4
     Limited-payment contracts....................        None          (a)         7%            36.4         8.1
     Traditional life insurance contracts.........       Company        (a)         4%            72.7        87.0
                                                       experience
     Universal life-type contracts................         N/A          N/A         (b)          235.5       234.2
     Individual accident and health...............       Company      Company       6%             6.7         7.2
                                                       experience   experience
     Group life and health.......................          N/A          N/A         N/A            3.2         3.3
Other policyholders' funds and claims payable ...          N/A          N/A         N/A          106.5        92.5
                                                                                              --------    --------

        Total insurance liabilities..............                                             $5,342.3    $5,148.7
                                                                                              ========    ========

     (a) Principally modifications of the 1965 - 70 Basic, Select and Ultimate Tables.
     (b) This balance represents account balances because future benefits are not guaranteed.

       4.  REINSURANCE

       Reinsurance contracts do not relieve the Company from its obligations to its policyholders. The Company remains contingently liable to its policyholders for the portion reinsured to the extent that the reinsuring companies do not meet their obligations assumed under the reinsurance agreements. At December 31, 1996, the total reinsurance receivable of $13.7 million, included $7.7 million from an insurance company that is not rated by A.M. Best Company, because (according to A.M. Best) it did not have sufficient operating history to evaluate its performance. No other balance from a single reinsurer exceeded $1.2 million. Ceded reinsurance premiums deducted from premiums and policy fund charges were $1.5 million, $7.5 million, $6.0 million, $1.2 million and $3.9 million for the three months ended December 31,1996, the nine months ended
September 30, 1996, the year ended December 31, 1995, the three months ended December 31, 1994 and the nine months ended September 30, 1994, respectively.

       5.  INCOME TAXES

       Income tax assets (liabilities) were comprised of the following:

                                                                                                          December 31,
                                                                                                        1996         1995
                                                                                                        ----         ----
                                                                                                      (Dollars in millions)
Deferred income tax assets (liabilities):
    Cost of policies purchased, cost of policies produced and policy initiation fees...............    $(125.1)   $(100.7)
    (Increase) reduction in reported values of investments not currently deductible for tax........        9.5      (54.1)
    Insurance liabilities..........................................................................      109.3      101.6
    Net operating loss carryforwards...............................................................       10.4        9.7
    Other..........................................................................................       (1.2)       5.1
                                                                                                       -------    -------

            Deferred income tax assets (liabilities)...............................................        2.9      (38.4)
Current income tax liabilities.....................................................................        (.7)      (2.2)
                                                                                                       -------    -------

            Income tax assets (liabilities)........................................................    $   2.2    $ (40.6)
                                                                                                       =======    =======

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       The $2.9 million deferred income tax asset at December 31, 1996, is net of $21.6 million which is attributed to the effect of the fair value adjustment to actively managed fixed maturities pursuant to SFAS 115.

       Income tax expense was as follows:

                                            Three months     Nine months                     Three months      Nine months
                                                ended           ended         Year ended         ended            ended
                                            December 31,    September 30,    December 31,    December 31,     September 30,
                                                1996            1996             1995            1994             1994
                                                ----            ----             ----            ----             ----
                                                                         (Dollars in millions)

Current income tax provision...............      $2.1         $  5.1            $  9.0         $(8.5)              $ 9.3
Deferred income tax provision..............       6.3           19.8              42.9          13.6                  .3
                                                -----          -----            ------         -----               -----

     Income tax expense....................      $8.4          $24.9             $51.9         $ 5.1               $ 9.6
                                                 ====          =====             =====         =====               =====

       Federal income tax expense differed from that computed at the applicable federal statutory income tax rate (35 percent for all periods) for the following reasons:

                                            Three months     Nine months                     Three months      Nine months
                                                ended           ended         Year ended         ended            ended
                                            December 31,    September 30,    December 31,    December 31,     September 30,
                                                1996            1996             1995            1994             1994
                                                ----            ----             ----            ----             ----
                                                                         (Dollars in millions)

Tax on income before income taxes at
  statutory rate...........................      $7.0          $22.7            $48.8            $4.3            $10.3
Nondeductible items........................        .4            3.0              3.2              .8               .2
Other......................................       1.0            (.8)             (.1)             -               (.9)
                                                -----         ------            -----            ----            -----

         Income tax expense................      $8.4          $24.9            $51.9            $5.1            $ 9.6
                                                 ====          =====            =====            ====            =====

       The Company files a consolidated federal income tax return with ALH and all subsidiaries of ALH. The Company reports income tax expense as allocated under a consolidated tax allocation agreement. Generally this allocation results in profitable companies recognizing an income tax provision as if the individual company filed a separate income tax return and loss companies recognizing benefits to the extent their losses contributed to reduce consolidated income taxes. At December 31, 1996, the Company has net operating loss carryforwards of $29.6 million which expire in 1999 through 2010. These loss carryforwards relate to the operations of the parent company and the Company's marketing subsidiary, American Life and Casualty Marketing Division Co. ("ALMD"). Utilization of the operating loss carryforwards to offset taxable income of the life insurance subsidiaries is limited under existing federal income tax rules and regulations.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements




       6.  NOTES PAYABLE

       Notes payable are summarized as follows:

                                                                 Interest rate        1996              1995
                                                                 -------------        ----              ----
                                                                                       (Dollars in millions)
       Senior subordinated notes..............................       11.25%           $150.0            $150.0
       Senior credit facility.................................        -                  -               125.0
                                                                                      ------            ------

              Total principal amount..........................                         150.0             275.0

       Unamortized net premium (discount).....................                           8.1              (7.5)
                                                                                      ------            ------

              Total...........................................                        $158.1            $267.5
                                                                                      ======            ======

       In connection with the financing of the Acquisition, the Company issued $150 million of senior subordinated notes in a public offering. The senior subordinated notes bear interest at 11.25 percent, payable semiannually and will mature on September 15, 2004. Such notes are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness (as defined in the indenture for the subordinated notes). The notes are redeemable at the Company's option, in whole or in part, at any time on or after September 15, 1999, initially at 105.625 percent of their principal amount, plus accrued interest, declining to 100 percent of their principal amount, plus accrued interest, on or after September 15, 2001. At the date of Acquisition, the senior subordinated notes were recorded net of $6.6 million of debt issuance costs. In connection with the ALH Stock Purchase, Conseco guaranteed the Company's obligations under its senior subordinated notes due in 2004. At December 31, 1996, senior subordinated notes with a principal balance and carrying value of $51.9 million and $54.7 million, respectively, were held by subsidiaries of Conseco. In the first three months of 1997, subsidiaries of Conseco purchased $76.1 million par value of the Company's senior subordinated notes for approximately $87.1 million.

       The indenture governing the senior subordinated notes contains a waiver of any rights, claims or interests in the securities held in escrow for the benefit of the holders of the Company's redeemable preferred stock and contain certain covenants, which among other things: (i) require the maintenance of specified statutory capital and surplus, ratings, and financial and other ratios by the Company and its subsidiaries; (ii) limit the incurrence of additional indebtedness, the payment of dividends by the Company and its subsidiaries and investments in certain types of investments including non-investment grade securities and certain classes of collateralized mortgage obligations; and (iii) restrict transfers of funds from American Life and Casualty to the Company. In addition, the occurrence of a change of control (as defined) would accelerate the repayment of the Senior Credit Facility and senior subordinated notes at the holders' option.

       Effective September 30, 1996, the Company repaid the $125.0 million principal balance outstanding under the Senior Credit Facility using the proceeds from a $125.0 million capital contribution received from ALH. As a result of the repayment, the Company recognized an extraordinary charge of $.8 million, net of an income tax benefit of $.5 million. In 1995, the Company recognized an extraordinary charge of $4.0 million (net of a $2.2 million income tax benefit) when the proceeds from the Senior Credit Facility were used to repay the existing term loan.

       7.  SERIES PREFERRED STOCK

       The Board of Directors has authorized the Company to issue 4,160,000 shares of Series Preferred Stock, par value $.01, from time to time in one or more series and to fix the number of shares, designations, voting powers (if any), and other terms of each series. Each series shall be distinctly designated and, except as otherwise stated, shall rank equally and be identical in all respects.

       $2.16 Redeemable Cumulative Preferred Stock

       In August 1992, the Company issued 2.8 million shares of $2.16 Redeemable Cumulative Preferred Stock (the "$2.16 preferred shares") at a public offering price of $25 per share. A portion of the net proceeds were used to purchase $69.0 million face amount of zero coupon United States Treasury securities maturing in August 2007. These securities have been placed in an escrow account to be used for the future redemption of the $2.16 preferred shares on or before their mandatory redemption date in 2007.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements


       The $2.16 preferred shares are entitled to annual cumulative cash dividends of $2.16 per share, payable quarterly. The Company may, at its option, redeem the $2.16 preferred shares in whole or in part, at any time after five years from date of issue initially at $26.25 per share and declining to $25.00 per share on or after September 30, 2000, plus cumulative unpaid dividends. The $2.16 preferred shares are mandatorily redeemable by the Company on September
30, 2007 at a redemption price of $25 per share, plus cumulative unpaid dividends. In liquidation, the $2.16 preferred stockholders are entitled to $25 per share (aggregate $69.0 million) plus cumulative unpaid dividends before any distributions shall be made to common shareholders.

       The $2.16 preferred shares rank on parity with the other Series Preferred Stock shares with respect to dividends and distributions except that in the event of liquidation, they rank senior to all other preferred stock of the Company now or hereafter existing with respect to the distribution of assets held in the escrow account for the future redemption of the $2.16 preferred shares and on parity with the $2.32 preferred shares (as defined herein) and senior to all other preferred stock of the Company now or hereafter existing with respect to the distribution of assets held in the separate escrow account for the future redemption of the $2.32 preferred shares.

       The $2.16 preferred shares are non-voting except as required by the Delaware General Corporation Law and except that whenever cumulative dividends on the $2.16 preferred shares aggregating an amount equal to eight or more full quarterly dividends are in arrears, the authorized number of directors will be increased by two and the holders of the $2.16 preferred shares and the $2.32 preferred shares (if eligible to vote as discussed hereafter), voting as a single class, will have the right to elect two directors. The $2.16 preferred shares are not convertible.

       $2.32 Redeemable Cumulative Preferred Stock

       In February 1993, the Company issued 1.2 million shares of $2.32 Redeemable Cumulative Preferred Stock (the "$2.32 preferred shares") at an issue price of $25 per share (aggregate $30.0 million) in exchange for all of the Company's then outstanding 11.5 percent subordinated debentures which were retired. At that time, the Company purchased $30.0 million face amount of zero coupon United States Treasury securities maturing in February 2008. These securities have been placed in an escrow account to be used for the future redemption of the $2.32 preferred shares on or before their mandatory redemption date in 2008.

       The $2.32 preferred shares are entitled to annual cumulative cash dividends of $2.32 per share, payable quarterly. The Company may, at its option, redeem the $2.32 preferred shares in whole or in part, at any time after five years from date of issue initially at $26.25 per share and declining to $25.00 per share on or after February 1, 2001, plus cumulative unpaid dividends. The $2.32 preferred shares are mandatorily redeemable by the Company on February 15, 2008 at a redemption price of $25 per share, plus cumulative unpaid dividends. In liquidation, the $2.32 preferred stockholders are entitled to $25 per share (aggregate $30.0 million) plus cumulative unpaid dividends before any distributions shall be made to common shareholders.

       The $2.32 preferred shares rank on parity with the other Series Preferred Stock shares with respect to dividends and distributions except that in the event of liquidation, they rank junior to the $2.16 preferred shares with respect to the distribution of assets held in the escrow account for the future redemption of the $2.16 preferred shares and on parity with the $2.16 preferred shares and senior to all other preferred stock of the Company now or hereafter existing with respect to the distribution of assets held in the separate escrow account for the future redemption of the $2.32 preferred shares.

       The $2.32 preferred shares are non-voting except as required by the Delaware General Corporation Law and except, that, whenever cumulative dividends on the $2.32 preferred shares aggregating an amount equal to eight or more full quarterly dividends are in arrears, the authorized number of directors will be increased by two and the holders of the $2.32 preferred shares and the $2.16 preferred shares (if eligible to vote as discussed above), voting as a single class, will have the right to elect two directors. The $2.32 preferred shares are not convertible.

        At December 31, 1996, a subsidiary of Conseco held 260,000 of the $2.32 preferred shares with a carrying value of $6.5 million. In March 1997, Conseco purchased all $2.32 preferred shares it did not previously own for approximately $25.9 million. Such shares had a carrying value of $25 million at December 31, 1996.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       8.  PAYABLE TO ALH UPON DETERMINATION OF SAVINGS BANK LITIGATION

       ALH and American Life and Casualty (the "plaintiffs") have filed suit in the United States Court of Federal Claims (the "Court of Federal Claims") against the United States of America for breach of certain contractual agreements which were made by certain former government regulatory agencies to induce the plaintiffs to capitalize their former savings bank subsidiary (the "Savings Bank") in connection with the acquisition of four failed thrift institutions in March 1988 and the subsequent seizure of the Savings Bank by the Office of Thrift Supervision in July 1990 (the "Savings Bank Litigation"). In the Savings Bank Litigation, the plaintiffs claim that the defendant breached its contractual agreements with respect to regulatory capital and contends that this breach, which resulted in the disallowance of $21 million of capital which the defendant contractually promised would be perpetual for regulatory accounting purposes, and such subsequent seizure, constitutes a taking of the plaintiffs' property without just compensation and due process of law, in violation of the Fifth Amendment of the United States Constitution.

       The Savings Bank Litigation seeks monetary damages from the government including recovery of: (i) the Company's investment in the Savings Bank of 143,640 shares of ALH's 1988 Series Preferred Stock and $8.4 million of cash; and (ii) compensation for costs incurred and the value of benefits conferred on the defendant through the plaintiffs' purchase, operation and management of the Savings Bank. Total restitution sought by the plaintiffs exceeds $30 million.

       On July 24, 1992, the Court of Federal Claims granted the plaintiffs' motion for summary judgment as to the defendant's liability for breach of contract in the Savings Bank Litigation. The court also consolidated this case with two others and certified these cases for interlocutory appeal to the United States Court of Appeals for the Federal Circuit (the "Court of Appeals"). Subsequently, the Court of Appeals entered a judgment reversing the order of the Court of Federal Claims by a decision of two to one and the plaintiffs filed a Petition for Rehearing with Suggestion for Rehearing in Banc (the "Rehearing Petition") with the Court of Appeals. On August 18, 1993, the Court of Appeals accepted the Rehearing Petition, vacated the judgment which was entered in favor of the defendant and withdrew its opinion accompanying the judgment. On August 30, 1995, the Court of Appeals, in banc, affirmed the summary judgment of the Court of Federal Claims in the plaintiffs' favor by a decision of nine to two. On July 1, 1996, the Supreme Court affirmed the summary judgment of the Court of Federal Claims in the plaintiffs' favor by a decision of seven to two. A trial has been scheduled for May 1997, in the Court of Federal Claims to determine damages related to the breach of contract by the United States of America.

       In conjunction with the Acquisition, each common or equivalent share of ALH outstanding immediately prior to the Acquisition received a Contingent Payment Right, designed to provide holders with certain financial benefits that the plaintiffs may receive from a favorable determination of the Savings Bank Litigation. If the rights of the holder of the 1988 Series Preferred Stock were not an issue in the Savings Bank Litigation, the 1988 Series Preferred Stock was convertible into approximately $30.1 million in conjunction with the Acquisition.

       If the Savings Bank Litigation results in the return of the 1988 Series Preferred Stock to ALH, the $30.1 million amount referred to above will be payable to the holders of the Contingent Payment Rights, together with any money damages recovered by the plaintiffs, subject to certain adjustments and limitations. If, however, the plaintiffs are unsuccessful in the Savings Bank Litigation, the $30.1 million amount will instead become payable to the holder of the 1988 Series Preferred Stock upon the conversion thereof or as otherwise directed by the court. Since the timing of a final determination of the Savings Bank Litigation is uncertain, the plaintiffs are unable to predict when such $30.1 million amount will become payable.

       A liability to ALH of $30.1 million was established at the Acquisition date representing the consideration that would be payable by ALH to either the holder of the 1988 Series Preferred Stock or to ALH's other former shareholders.

       9.  COMMON SHAREHOLDER'S EQUITY

       The Board of Directors has authorized the Company to issue 1,600,000 shares of common stock, par value $.01. There were 1,500,100 shares issued and outstanding for all periods presented in the consolidated financial statements. All of the outstanding common stock is owned by ALH. The Company paid a cash dividend of $153.0 million on its common stock to ALH in connection with the Acquisition.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       In the fourth quarter of 1995, the Company received a $30.0 million capital contribution from ALH. Also, in connection with the ALH Stock Purchase, the Company received a $125.0 million capital contribution from ALH effective September 30, 1996. The proceeds were used to repay amounts outstanding under the Senior Credit Facility as discussed in note 6.

       10.  OTHER DISCLOSURES

       Related Party Transactions

       In 1994, the Company paid $4.0 million to a subsidiary of Conseco for services provided in connection with the financings related to the Acquisition.

       Since the Acquisition, the Company and certain of its subsidiaries have received services from or shared expenses with subsidiaries of Conseco under written agreements or based on cost allocation principles in accordance with GAAP, including investment advisory agreements which provide investment management and related accounting and reporting services. Fees charged under all such arrangements totaled $7.7 million, $11.2 million, $14.1 million and $2.5 million for the three months ended December 31, 1996, the nine months ended September 30, 1996, the year ended December 31, 1995, and the three months ended December 31, 1994, respectively.

       Litigation

       See note 8 for a description of the Savings Bank Litigation.

       ALH, Vulcan Life and certain of its independent agents have been named as defendants in litigation in the state of Alabama concerning life insurance products sold to school teachers in the late 1980's. The cases are: (i) Sentell, et al. v. Vulcan Life Insurance Company et al., filed in the Circuit Court for Pickens County, Alabama, on August 22, 1994; (ii) Rembert, et al. v. Vulcan Life Insurance Company et al., filed on June 29, 1995, and pending in the Circuit Court of Marengo County, Alabama; (iii) Baldwin et al. v. Vulcan Life Insurance Company et al., filed on July 6, 1995, and pending in the Circuit Court of Marengo County, Alabama; (iv) Thomas, et al., v. Charley, et al., filed in the Circuit Court of Wilcox County, Alabama on or about December 20, 1994; (v) Wheeler v. Vulcan Life Insurance Company, et al., filed in the Circuit Court in Lamar County, Alabama on May 18, 1995; and (vi) Pitts, et al. v. Vulcan Life Insurance Company et al., filed in June 1996 in the Circuit Court in Lamar County, Alabama (all cases are referred to herein as the "Vulcan Life Litigation"). The plaintiffs in the Vulcan Life Litigation allege, among other things, that the agent defendants misrepresented that the life products were part of an employee benefit plan and that such plan would pay the premiums for their policies although, under the Code, life insurance products may not be purchased through such a plan. The plaintiffs allege that they purchased the life insurance products because of such alleged misrepresentations. The plaintiffs have requested an award of compensatory and punitive damages of unspecified amounts. The defendants have denied any liability and have raised numerous defenses including the statute of limitations.

       The Company's subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their businesses. These proceedings in some instances include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or claims for equitable relief. In management's opinion, after consultation with counsel and review of available facts, these proceedings will ultimately be resolved without materially affecting the Company's financial condition or results of operations.

       Guaranty Fund Assessments

       From time to time, mandatory assessments are levied on the Company's insurance subsidiaries by life and health guaranty associations of most states in which these subsidiaries are licensed to cover losses to policyholders of insolvent or rehabilitated insurance companies. The associations levy assessments (up to prescribed limits) on all insurers in a particular state in order to pay claims on the basis of the proportionate share of premiums written by insurers in the lines of business in which the insolvent or rehabilitated insurer are engaged. These assessments may be deferred or forgiven in certain states if they would threaten an insurer's financial strength and, in some states, these assessments can be partially recovered through a reduction in future premium taxes. Assessments levied against the Company's insurance subsidiaries and charged to expense were $.5 million in 1996, $.2 million in 1995 and $2.0 million in 1994. The balance sheet at December 31, 1996, includes a liability of $4.9 million representing the Company's estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



guaranty associations on premiums that have been written through December 31, 1996. Such estimate is subject to change as the associations determine more precisely the losses due to all failures that have occurred and how such losses will be allocated to insurance companies.

       11.  OTHER OPERATING DATA

       Insurance policy income consisted of the following:

                                            Three months     Nine months                     Three months      Nine months
                                                ended           ended         Year ended         ended            ended
                                            December 31,    September 30,    December 31,    December 31,     September 30,
                                                1996            1996             1995            1994             1994
                                                ----            ----             ----            ----             ----
                                                                         (Dollars in millions)
Direct premiums collected...................     $169.8          $545.4          $830.0           $284.4          $849.8
Reinsurance ceded...........................        1.5             7.5             4.4              1.2             3.9
                                                 ------          ------          ------           ------          ------

     Premiums collected, net of reinsurance       168.3           537.9           825.6            283.2           845.9
Less premiums on universal life and
  products without mortality and
  morbidity risk which are recorded
  as additions to insurance liabilities.....      165.4           529.4           797.1            275.5           824.1
                                                 ------          ------          ------           ------          ------
     Premiums on products with mortality risk,
       recorded as insurance policy income          2.9             8.5            28.5              7.7            21.8
Fees and surrender charges..................        8.3            24.5            29.6              5.9            18.4
                                                 ------          ------          ------           ------          ------

     Insurance policy income................     $ 11.2          $ 33.0          $ 58.1           $ 13.6          $ 40.2
                                                 ======          ======          ======           ======          ======

       The six states with the largest shares of the subsidiaries' premiums collected in 1996 were California (11 percent), Florida (9.7 percent), Michigan (7.4 percent), New Jersey (7.0 percent), Illinois (6.2 percent) and Texas (5.5 percent). No other state accounted for more than 4 percent of total collected premiums.

       Other operating costs and expenses were as follows:

                                            Three months     Nine months                     Three months      Nine months
                                                ended           ended         Year ended         ended            ended
                                            December 31,    September 30,    December 31,    December 31,     September 30,
                                                1996            1996             1995            1994             1994
                                                ----            ----             ----            ----             ----
                                                                         (Dollars in millions)

Commission expense.........................      $  .5          $ 2.5            $ 7.4            $2.2           $  4.3
Other......................................        9.7           18.5             23.0             5.5             19.3
                                                 -----          -----            -----            ----            -----

  Other operating costs and expenses.......      $10.2          $21.0            $30.4            $7.7            $23.6
                                                 =====          =====            =====            ====            =====

       Anticipated returns from the investment of policyholder balances are considered in determining the amortization of the cost of policies purchased and cost of policies produced. Sales of fixed maturity investments change the incidence of profits on such policies because investment gains (losses) are recognized currently and the expected future yields on the investment of policyholder balances are reduced (increased). Accordingly, amortization of the cost of policies produced and the cost of policies purchased was increased by $12.0 million, $4.8 million, $83.3 million and $2.8 million for the three months ended December 31, 1996, the nine months ended September 30, 1996, the year ended December 31, 1995, and the nine months ended September 30, 1994, respectively.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       The changes in the cost of policies purchased were as follows:

                                                             Three months      Nine months                     Three months
                                                                 ended            ended         Year ended        ended
                                                             December 31,     September 30,    December 31,   December 31,
                                                                 1996             1996             1995           1994
                                                                 ----             ----             ----           ----
                                                                                   (Dollars in millions)

Balance, beginning of period..............................        $382.7          $250.1            $447.8         $454.3
     Amortization related to operations:
         Cash flow realized...............................         (10.1)          (37.8)            (53.3)         (13.7)
         Interest added...................................           5.1            13.0              22.8            7.2
     Amortization related to gains on sales of investments         (11.2)           (4.3)            (73.6)            -
     Amounts related to the ALH Stock Purchase............          (3.9)           84.1               -               -
     Effect of fair value adjustment to actively managed
         fixed maturities.................................         (30.7)           77.6             (93.6)            -
                                                                  ------          ------            ------         ------

Balance, end of period....................................        $331.9          $382.7            $250.1         $447.8
                                                                  ======          ======            ======         ======

       Based on current conditions and assumptions as to future events on all policies in force, the Company expects to amortize approximately 9 percent of the cost of policies purchased balance in 1997, 10 percent in 1998, 10 percent in 1999, 10 percent in 2000 and 9 percent in 2001. The discount rate used to determine the amortization of the cost of policies purchased was approximately 6 percent.

       The changes in the cost of policies produced were as follows:

                                            Three months     Nine months                     Three months      Nine months
                                                ended           ended         Year ended         ended            ended
                                            December 31,    September 30,    December 31,    December 31,     September 30,
                                                1996            1996             1995            1994             1994
                                                ----            ----             ----            ----             ----
                                                                         (Dollars in millions)
Balance, beginning of period...............    $54.6           $77.6          $ 25.0           $   -            $ 293.9
     Additions.............................     18.6            61.6            87.3             25.2              85.2
     Amortization related to operations....     (1.5)           (4.6)           (2.7)             (.2)            (29.7)
     Amortization related to gains on sales
         of investments....................      (.8)            (.5)           (9.7)              -               (2.8)
     Effect of fair value adjustment to
         actively managed fixed maturities      (2.0)           17.0           (22.3)              -                 -
     Amounts related to ALH Stock
       Purchase............................        -           (96.5)              -               -                -
     Amounts eliminated at Acquisition date        -               -               -               -             (346.6)
                                                -----          -----           ------          ------            ------

Balance, end of period.....................     $68.9         $ 54.6           $ 77.6          $ 25.0            $   -
                                                =====         ======           ======          ======            ======

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements



       12.  CONSOLIDATED STATEMENT OF CASH FLOWS

       Supplemental disclosures and non-cash items that are not reflected in the consolidated statement of cash flows were as follows:

                                            Three months     Nine months                     Three months      Nine months
                                                ended           ended         Year ended         ended            ended
                                            December 31,    September 30,    December 31,    December 31,     September 30,
                                                1996            1996             1995            1994             1994
                                                ----            ----             ----            ----             ----
                                                                         (Dollars in millions)
     Cash paid during the period for:
       Interest............................         $.1           $24.6           $28.8             $3.3           $ 1.3
       Income taxes........................         -               7.3             3.7              -              14.7


       There were no material non-cash transactions during 1996, 1995 or 1994.

       13.  STATUTORY INFORMATION

       Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from GAAP. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate eliminations of intercompany accounts among such subsidiaries:

                                                                                 December 31,
                                                                              -----------------
                                                                              1996         1995
                                                                              ----         ----
                                                                            (Dollars in millions)

              Statutory capital and surplus..............................    $217.6        $215.4
              Asset valuation reserve....................................      47.8          37.5
              Interest maintenance reserve...............................      23.7          24.9
                                                                             ------        ------

                Total....................................................    $289.1        $277.8
                                                                             ======        ======

       Combined statutory net income of the Company's life insurance subsidiaries was $26.9 million, $27.1 million and $39.7 million in 1996, 1995 and 1994, respectively, after appropriate eliminations of intercompany accounts between such subsidiaries. The Company's insurance subsidiaries follow certain permitted accounting practices which are not specifically prescribed in state laws, regulations, general administrative rules and various NAIC publications. Such permitted accounting practices do not enhance statutory surplus.

       American Life and Casualty's surplus includes a surplus note held by the Company with a balance of $50.0 million at December 31, 1996. Each payment of interest or principal on the surplus note requires the prior approval of the Iowa Insurance Division. The Iowa insurance law provides that payments of dividends on capital stock and interest and principal on surplus notes may be made only out of an insurer's earned surplus. At December 31, 1996, American Life and Casualty had earned surplus of $111.8 million.

       The net assets of the insurance subsidiaries available for transfer to stockholders are limited to the amounts by which the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices prescribed or permitted by state regulatory authorities, exceed minimum regulatory statutory capital and surplus requirements; however, payment of dividends or other distributions to stockholders may also be subject to prior approval by regulatory authorities. The Iowa laws require that the statutory surplus of American Life and Casualty following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate for its financial needs (as determined under standards contained therein). The Iowa Insurance Commissioner may bring an action to enjoin or rescind the payment of a dividend or distribution by an insurer domiciled in its state that would cause such insurer's statutory surplus to be unreasonable or inadequate under this standard. At December 31, 1996, $28.3 million was available

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements


to be transferred to the Company from American Life and Casualty (based on amounts reported in accordance with statutory accounting practices) in the form of dividends, surplus note payments, loans or advances.

       Statutory accounting practices require that portions of surplus, called the asset valuation reserve ("AVR") and the interest maintenance reserve ("IMR"), be appropriated and reported as liabilities. The purpose of these reserves is to stabilize statutory surplus against fluctuations in the market value of investments. The IMR captures all investment gains and losses on debt instruments resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining life of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness and is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio.

       ALMD functions as a general agent for American Life and Casualty and its primary purpose is to pay commissions to American Life and Casualty's agents on annuity policies issued by American Life and Casualty pursuant to a general agency commission and servicing agreement between ALMD and American Life and Casualty. This agreement initially benefits the statutory surplus of American Life and Casualty by extending the payment of first year commissions to ALMD on certain deferred annuity policies over a longer period of time. In subsequent periods, American Life and Casualty's statutory surplus is reduced through the payment of renewal commissions to ALMD equal to a specified percentage of the accumulated policyholder account values of certain deferred annuity policies issued by American Life and Casualty since 1990 remaining in force.

       Included in statutory capital and surplus at December 31, 1996, is $6.3 million related to 463,649 shares of ALH's common stock held by Vulcan Life. Such amount is eliminated in the consolidated financial statements.

       Most states have adopted risk-based capital ("RBC") rules, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The RBC formula is designed as an early warning tool to help state regulators identify possible weakly capitalized companies for the purpose of initiating regulatory action. At December 31, 1996, the ratios of total adjusted capital to RBC, as defined by the rules, for the Company's insurance subsidiaries were approximately twice the level at which regulatory attention is triggered.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements




       14.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

           Unaudited quarterly results of operations are as follows:

                                                                                                1996
                                                                            -----------------------------------------------
                                                                            1st qtr.     2nd qtr.     3rd qtr.     4th qtr.
                                                                            --------     --------     --------     --------
                                                                                             (Dollars in millions)

       Insurance policy income...........................................    $ 11.1       $ 11.0        $ 10.9      $ 11.2
       Net investment income.............................................     102.1        101.5         102.8       102.6
       Net investment gains (losses) ....................................       3.4          (.6)          6.9        10.4
       Total revenues....................................................     117.6        113.3         121.7       124.9
       Income before income taxes, minority interest
         and extraordinary charge........................................      19.4         22.5          22.9        19.9
       Income before extraordinary charge................................      11.6         14.2          14.1        11.5
       Net income .......................................................      11.6         14.2          13.3        11.5
       Net income applicable to common stock.............................       9.4         12.0          11.1         9.8

                                                                                                 1995
                                                                            -----------------------------------------------
                                                                            1st qtr.     2nd qtr.     3rd qtr.     4th qtr.
                                                                            --------     --------     --------     --------
                                                                                             (Dollars in millions)
       Insurance policy income...........................................   $  14.6      $  15.2       $  13.8     $  14.5
       Net investment income.............................................     102.1        105.4         105.3       102.7
       Net investment gains .............................................       4.4         48.5          11.4        85.0
       Total revenues....................................................     122.4        170.3         131.8       203.1
       Income before income taxes, minority interest
         and extraordinary charge........................................      19.6         40.2          24.4        55.2
       Income before extraordinary charge................................      12.0         25.3          15.0        35.1
       Net income .......................................................      12.0         25.3          15.0        31.1
       Net income applicable to common stock.............................       9.8         23.1          12.8        29.0

       The results of operations for the fourth quarter of 1996 are based on a new basis of accounting under the "push down" method adopted on September 30, 1996, as discussed in note 1. The results of operations for 1995 and the first nine months of 1996 represent results reported based on the purchase method of accounting as discussed in note 1.

ITEM 9.    CHANGES   IN   AND DISAGREEMENTS WITH  ACCOUNTANTS  ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information with respect to the directors and executive officers of the Company and the positions and offices held by each person. The current directors and executive officers were elected on September 29, 1994, concurrent with the acquisition of ALH by Partnership II. Directors hold their positions until the annual meeting of stockholders, or until their respective successors are elected and qualify. It is intended that the current directors will be nominated for re-election as Directors of the Company at the next annual meeting of stockholders. Officers serve at the discretion of the Board of Directors and are subject to removal at any time. There is no family relationship between any of the persons named.

     Name (Age)                                   Positions and Offices
     ----------                                   ---------------------
     Stephen C. Hilbert (51)....................  Director and Chief Executive Officer (since November 1996)

     Ngaire E. Cuneo (46).......................  Director

     Rollin M. Dick (65)........................  Director, Executive Vice President and Chief Financial Officer

     Donald F. Gongaware (61)...................  Director, President and Chief Operating Officer

     Lawrence W. Inlow (46).....................  Director, Executive Vice President and General Counsel

     Business experience during the past five years of each director and executive officer is as follows:

     Stephen C. Hilbert
         Director, Chairman of the Board and Chief Executive Officer since 1979 and President since 1988 of Conseco (the Company's indirect parent). Also a Director of Vail Resorts Inc.

     Ngaire E. Cuneo
         Director since 1994 and Executive Vice President since 1992 of Conseco. Senior Vice President and Corporate Officer of General Electric Capital Corporation from 1986 to 1992.
         Director of Duke Realty Investments, Inc. and NAL Financial Group Inc.

     Rollin M. Dick
         Director, Executive Vice President and Chief Financial Officer of Conseco since 1986.
         Director of General Acceptance Corporation and Brightpoint, Inc.

     Donald F. Gongaware
         Director and Executive Vice President of Conseco since 1985, Chief Operations Officer of Conseco since 1989 and President of Conseco Marketing, L. L. C. since 1996.

     Lawrence W. Inlow
         Executive Vice President and General Counsel of Conseco since 1987.

                       Section 16(a) Beneficial Ownership
                              Reporting Compliance

        The Company's directors and executive officers are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to supply copies of those reports to the Company. Based solely on a review of the copies of the reports furnished to the Company and written representations that no other reports were filed, the Company believes that during 1996 all required filings were made by its directors and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

        None of the Company's current executive officers are compensated for serving in such capacity. The following table sets forth the compensation paid by the Company to Mr. Newsome (who served as chief executive officer from November 1995 until August 1996) and Mr. Hilbert (who served as chief executive officer from September 1994 until November 1995 and since August 1996) (collectively, the "Named Individuals").

                           Summary Compensation Table


                                                                  Annual
                                                              Compensation (l)
                                                              ----------------
                                                                                                        All Other
                                                                                                         Compen-
     Name and Principal Position                         Year          Salary           Bonus           sation(2)
     ---------------------------                         ----          ------           -----           ---------
     Jon P. Newsome (3)............................      1996         $400,000         $  --                $313
     President and Chief Executive Officer               1995           57,484            --                  40
       from November 1995 until
        August 1996

     Stephen C. Hilbert............................      1996          --                 --                --
     Chairman of the Board since September 29,           1995          --                 --                --
       1994 and Chief Executive Officer from             1994          --                 --                --
       September 29, 1994 until November 1995
       and since August 1996

(1)  Includes employee tax-deferred contributions to the Company's 401(k) savings plan.

(2)  The $313 related to Mr. Newsome in 1996 represented long term disability insurance.  The $40 related to Mr. Newsome in 1995 represented life insurance coverage.

(3)  Since September 1996, Mr. Newsome has been employed by a subsidiary of Conseco. Compensation paid to Mr. Newsome by such Conseco subsidiary is not included in this table.

                            Compensation of Directors

       The current Directors of the Company receive no compensation for serving in such capacity.


           Compensation Committee Interlocks and Insider Participation

       The current members of the Compensation Committee are Rollin M. Dick, Donald F. Gongaware and Stephen C. Hilbert, all of whom are executive officers and directors of Conseco. See "Item 13. Certain Relationships and Related Transactions." Although they receive no compensation from the Company, Messrs. Dick, Gongaware and Hilbert are executive officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        ALH is the sole shareholder of all of the outstanding shares of the Company's common stock. ALH is wholly owned by Conseco and its subsidiaries. The following table sets forth information as of March 1, 1997, regarding the Conseco subsidiaries which own ALH's common stock.

                                                                                             Shares Owned and
                                                                                            Nature of Ownership
                                                                                          -----------------------
     Name and Address                                                                     Number          Percent
     ----------------                                                                     ------          -------
        CIHC, Incorporated (1)
        One Commerce Center, Suite 789
        1201 Orange Street
        Wilmington, Delaware 19801..................................................   18,726,450          99.2%

        Philadelphia Life Insurance Company (1)
        11825 N. Pennsylvania Street
        Carmel, Indiana 46032.......................................................      150,408            .8%


(1)  A wholly owned subsidiary of Conseco.

       The United States of America, or an agency thereof claims beneficial ownership of 143,640 shares of ALH's 1988 Series I and II Preferred Stock which has voting rights under certain limited circumstances and represents 100 percent of the outstanding 1988 Series I and II Preferred Stock. The 1988 Series I and II Preferred Stock was used by ALH in 1988 - 1990 to partially capitalize a savings bank acquired by ALH and American Life and Casualty in 1988 pursuant to agreements entered into with agencies of the United States of America. ALH and American Life and Casualty have sued the United States of America, alleging breach of these agreements. (see "Item 3 - Legal Proceedings" and note 8 to the consolidated financial statements). The 1988 Series I and II Preferred Stock, when allowed to vote, has the right to vote less than one percent of the total voting power of all stock entitled to vote.

       Ownership of Common Stock of Conseco

       The following table sets forth information as of March 20, 1997, regarding ownership of common stock of Conseco by the directors, executive officers and Named Individuals individually and by all directors and executive officers as a group. Where any footnote indicates that shares included in the table are owned by, or jointly with, family members or by an affiliate, such person may be deemed to exercise shared voting and investment power with respect to those shares, unless otherwise indicated. The Company's directors, executive officers and Named Individuals do not own any shares of any other class of equity securities of Conseco.

                                                                                                Shares Owned
                                                                                         ------------------------------
Name                                                                                     Number                 Percent
----                                                                                     ------                 -------
Ngaire E. Cuneo.....................................................................  1,244,088 (1)              *
Rollin M. Dick......................................................................  4,005,198 (2)              2.2%
Donald F. Gongaware.................................................................  3,958,338 (3)              2.1%
Stephen C. Hilbert..................................................................  8,488,722 (4)              4.5%
Lawrence W. Inlow...................................................................  3,372,042 (5)              1.8%
Jon P. Newsome......................................................................     18,550 (6)              *
All directors and executive officers as a group (five persons)...................... 21,068,388 (7)             10.6%

* Less than one percent.

(1)  Of these shares, 964,248 are subject to options held by Ms. Cuneo which are
     exercisable   within  60  days  and  10,000  are  subject  to  a  currently exercisable warrant held by her.

(2) Of these shares, 487,520 are owned by Mr. Dick's wife, 527,324 (including 20,000 subject to a currently exercisable warrant) are owned by a charitable foundation as to which shares he shares voting and investment power, 800,000 are owned by a limited partnership of which Mr. Dick is the general partner, 1,355,552 are subject to options held by Mr. Dick which are exercisable within 60 days, 225,200 are owned by a trust as to which Mr. Dick's wife has sole voting and investment power, 200,000 are owned by a trust as to which Mr. Dick shares voting and investment power and 1,322 are attributable to Mr. Dick's account under the ConsecoSave Plan, a 401(k) savings plan. Mr. Dick expressly disclaims beneficial ownership of all shares owned by his wife, the trust as to which she has sole voting and investment power, and the charitable foundation.

(3) Of these shares, 62,000 are owned by Mr. Gongaware's wife, 75,600 (including 20,000 subject to a currently exercisable warrant) are owned by a charitable foundation as to which he shares voting and investment power, 280,000 are owned by a charitable trust as to which he shares voting and investment power, 72,000 are owned by irrevocable trusts as to which Mr. Gongaware's wife has sole voting and investment power, 126,000 are owned by a trust as to which Mr. Gongaware shares voting and investment power,
     1,315,552 are subject to options held by Mr. Gongaware which are exercisable within 60 days and 1,062 are attributable to Mr. Gongaware's account under the ConsecoSave Plan. Mr. Gongaware expressly disclaims beneficial ownership of all shares owned by his wife, the trusts as to which she has sole voting and investment power, and the charitable foundation.

(4) Of these shares, 3,978,992 are subject to options held by Mr. Hilbert which are exercisable within 60 days, 1,380,000 are owned by trusts as to which he has voting and investment power and 280,000 (including 20,000 subject to a currently exercisable warrant) are held by a charitable foundation as to which he has voting and investment power. Mr. Hilbert expressly disclaims beneficial ownership of all shares owned by the charitable foundation.

(5) Of these shares, 1,735,552 are subject to options held by Mr. Inlow which are exercisable within 60 days, 400,000 are owned by trusts as to which he has voting and investment power, 80,000 (including 20,000 subject to a currently exercisable warrant) are held by a charitable foundation as to which he has voting and investment power and 1,158 are attributable to Mr. Inlow's account under the ConsecoSave Plan. Mr. Inlow expressly disclaims beneficial ownership of all shares owned by the charitable foundation.

(6) Includes 8,550 shares issuable upon conversion of 2,500 shares of Conseco's Preferred Redeemable Increased Dividend Equity Securities Convertible Preferred Stock.

(7) Includes 9,439,896 shares subject to outstanding stock options and warrants which are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       ALH owns 100 percent of the outstanding shares of common stock of the Company. Conseco and its subsidiaries own 100 percent of ALH's outstanding voting shares of common stock. Consequently, Conseco, through such subsidiaries, is able to control the Company and is able to determine such actions as the election of directors and the approval of any other matters submitted for stockholder approval. Also, all five of the Company's directors are persons who are also executive officers of Conseco.

       Since the Acquisition, the Company and its subsidiaries have received services from or shared expenses with other affiliates or subsidiaries of Conseco under written agreements or based on cost allocation principles in accordance with GAAP. The aggregate fees paid or accrued by the Company and the subsidiaries to Conseco or its subsidiaries or affiliates under all such arrangements were $18.9 million in 1996. The charges for services rendered by Conseco and its affiliates were not the result of arms-length negotiations between independent parties. It has been the intention of the Company and Conseco that these arrangements as a whole should accommodate the parties' interests in a manner that is fair and mutually beneficial.

       These agreements may be modified in the future and additional agreements or transactions may be entered into between Conseco and its subsidiaries and the Company and its subsidiaries. The provisions of the indenture relating to the senior subordinated notes require that each agreement or transaction between the Company and Conseco or their respective subsidiaries be on terms at least as favorable to the Company as could be obtained from unaffiliated parties for comparable services or arrangements.

       Since the Acquisition, each of the Company and its principal subsidiaries has been party to an agreement with Conseco Capital Management, Inc.("CCM"), a registered investment advisor wholly owned by Conseco (collectively, the "Advisory Agreements") pursuant to which, subject to any limitations or directions of the Board of Directors or officers of the Company and such subsidiaries, CCM supervises and directs the investment of the invested assets of the Company and such subsidiaries. For these services, CCM receives a quarterly fee equal to .0625 percent (.25 percent annually) of the market value of the investable assets under its supervision. For 1996, the fees under the Advisory Agreements aggregated $12.4 million. The Advisory Agreements continue in effect until terminated on their respective annual anniversary by either party upon 60 days' notice or by the Company or its subsidiary, as the case may be, upon a default or failure of CCM to perform its obligations thereunder.

       The Company files a consolidated federal income tax return with ALH and all eligible subsidiaries of ALH. Federal income taxes are allocated under a consolidated tax allocation agreement which generally results in profitable companies paying income taxes as if the individual company filed a separate return and loss companies receiving tax benefits to the extent their losses contribute to reduce consolidated income taxes.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) l. Financial Statements. See Index to Financial Statements on page 24 for a list of financial statements included in this Report.


      2. Financial Statement Schedules. The following consolidated financial statement schedules are included as part of this Report immediately following the signature page on pages 65 through 69.

         Schedule II--Condensed Financial Information of Registrant (Parent Company)

         Schedule IV--Reinsurance

         All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are omitted because they are not applicable or because the information is included elsewhere in the consolidated financial statements or notes.

      3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with the Report.

(b)   Reports on Form 8-K.  None

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 1997.

                                   AMERICAN LIFE HOLDING COMPANY

                                   By:        /s/ ROLLIN M. DICK
                                             ---------------------------
                                             Rollin M. Dick
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                         Title (Capacity)                               Date
              ---------                         ----------------                               ----

        /s/STEPHEN C. HILBERT               Chairman of the Board, Chief                 March 28, 1997
        ---------------------                  Executive Officer and Director
          Stephen C. Hilbert                   (Principal Executive Officer)

          /s/ROLLIN M. DICK                 Executive Vice President, Chief              March 28, 1997
          ------------------                   Financial Officer and Director
          Rollin M. Dick                      (Principal Financial Officer and
                                               Principal Accounting Officer)

         /s/NGAIRE E. CUNEO                       Director                               March 28, 1997
         -------------------
           Ngaire E. Cuneo

       /s/DONALD F. GONGAWARE                     Director                               March 28, 1997
       ----------------------
         Donald F. Gongaware

        /s/LAWRENCE W. INLOW                      Director                               March 28, 1997
       ----------------------
          Lawrence W. Inlow


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES





To the Shareholders and Board of Directors
American Life Holding Company and Subsidiaries


       Our report on the consolidated financial statements of American Life Holding Company and subsidiaries is included on page 26 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 63 of this Form 10-K.

       In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                       /s/ COOPERS & LYBRAND L.L.P.
                                      -----------------------------
                                      COOPERS & LYBRAND L.L.P.


Indianapolis, Indiana
March 14, 1997





                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                                        SCHEDULE II

                              Condensed Financial Information of Registrant (Parent Company)

                                                       Balance Sheet
                                             as of December 31, 1996 and 1995
                                                   (Dollars in millions)

                                                          ASSETS


                                                                                                        1996         1995
                                                                                                        ----         ----
                                                                                                                    (Prior
                                                                                                                    basis)
Short-term investments.............................................................................    $  4.9       $   .2
Securities segregated for the future redemption of redeemable preferred stock......................      45.6         39.2
Investment in subsidiaries (eliminated in consolidation)...........................................     712.3        731.8
Receivables from subsidiaries (eliminated in consolidation)........................................      50.5         50.3
Other assets.......................................................................................      15.4          1.9
                                                                                                       ------       ------

       Total assets................................................................................    $828.7       $823.4
                                                                                                       ======       ======

                                           LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Notes payable..................................................................................    $158.1       $267.5
    Payable to ALH upon determination of the Savings Bank Litigation...............................      30.1         30.1
    Accounts payable due to affiliates.............................................................       9.9           .5
    Other liabilities..............................................................................       6.0          7.1
                                                                                                       ------       ------

       Total liabilities...........................................................................     204.1        305.2
                                                                                                       ------       ------
Redeemable preferred stock.........................................................................     103.5         99.0

Shareholder's equity:
    Common stock, $.01 par value, and additional paid-in capital, 1,600,000 shares
       authorized; 1,500,100 shares issued and outstanding.........................................     429.0        143.0
    Unrealized appreciation (depreciation) of securities:
       Fixed maturity investments (net of applicable deferred income taxes:
         1996 - $21.6; 1995 - $105.0)..............................................................      40.1        194.9
       Other investments (net of applicable deferred income taxes:
         1996 - $(.4); 1995 - $.8).................................................................       (.8)         1.5
    Retained earnings .............................................................................      52.8         79.8
                                                                                                       ------       ------

       Total shareholder's equity..................................................................     521.1        419.2
                                                                                                       ------       ------

       Total liabilities and shareholder's equity..................................................    $828.7       $823.4
                                                                                                       ======       ======



                       The  condensed  financial  information  should be read in
                            conjunction   with   the   consolidated    financial
                            statements of American Life Holding Company.

                                       66


                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                                        SCHEDULE II

                              Condensed Financial Information of Registrant (Parent Company)
                                                  Statement of Operations
                                                   (Dollars in millions)


                                                                                                                        Predecessor
                                                                                          Prior Basis                      Basis
                                                                          -----------------------------------------     ----------
                                                           Three months   Nine months                  Three months     Nine months
                                                              ended          ended       Year ended         ended          ended
                                                           December 31,  September 30,  December 31,   December 31,   September 30,
                                                               1996         1996           1995            1994           1994
                                                               ----         ----           ----            ----           ----
Revenues:
  Net investment income...............................       $   -          $  -          $    .2           $ .1         $   -
  Dividends from subsidiaries
     (eliminated in consolidation)....................           5.2          19.0           34.5            1.7             8.7
  Interest income from subsidiaries
     (eliminated in consolidation)....................           1.3           3.8            5.3            1.4             1.7
  Other income........................................            .6           2.4            2.9             .7             2.0
                                                              ------        ------        -------          -----          ------

       Total revenues.................................           7.1          25.2           42.9            3.9            12.4
                                                              ------        ------        -------          -----          ------
Expenses:
  Interest expense on notes payable...................           3.9          20.8           32.5            8.2             2.4
  Operating costs and expenses.......................             .2           1.6            1.5              -              .1
                                                              ------        ------        -------          -----          ------

       Total expenses................................            4.1          22.4           34.0            8.2             2.5
                                                              ------        ------        -------         ------          ------
       Income (loss) before income taxes,
          equity in undistributed  earnings of
          subsidiaries and extraordinary charge......            3.0           2.8            8.9           (4.3)            9.9
Income tax expense (benefit).........................            (.7)         (5.7)          (9.1)          (2.1)           (1.1)
                                                              ------        ------        -------         ------          ------

       Income (loss) before equity in undistributed
          earnings of subsidiaries and extraordinary
          charge.....................................            3.7           8.5           18.0           (2.2)           11.0
Equity in undistributed earnings of subsidiaries
  (eliminated in consolidation)......................            7.8          31.4           69.4            9.5             8.8
                                                              ------        ------        -------         ------          ------

       Income before extraordinary charge............           11.5          39.9           87.4            7.3            19.8
Extraordinary charge on extinguishment of debt,
  net of income tax benefit .........................             -             .8            4.0             -               -
                                                              ------        ------        -------         ------          ------

       Net income....................................           11.5          39.1           83.4            7.3            19.8
Dividend requirements of Series Preferred Stock......            1.7           6.6            8.7            2.2             7.2
                                                             -------        ------        -------         ------          ------

       Net income applicable to common stock.........        $   9.8        $ 32.5        $  74.7           $5.1          $ 12.6
                                                             =======        ======        =======         ======          ======





                            The condensed financial information should be read in conjunction with the consolidated financial statements of American Life Holding Company.



                                           AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                                             SCHEDULE II

                                   Condensed Financial Information of Registrant (Parent Company)
                                                       Statement of Cash Flows
                                                        (Dollars in millions)

                                                                                                                        Predecessor
                                                                                          Prior Basis                      Basis
                                                                          -----------------------------------------  --------------
                                                         Three months     Nine months                  Three months     Nine months
                                                            ended            ended       Year ended         ended          ended
                                                        December 31,     September 30,  December 31,   December 31,   September 30,
                                                            1996            1996           1995            1994           1994
                                                            ----            ----           ----            ----           ----
Cash flows from operating activities:
  Net income..........................................      $ 11.5          $ 39.1         $ 83.4          $ 7.3         $  19.8
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Equity in undistributed earnings of subsidiaries       (7.8)          (31.4)         (69.4)          (9.5)           (8.8)
       Extraordinary charge...........................         -               1.3            6.2            -               -
       Other..........................................        ( .9)           (8.0)          (5.0)           2.4            (2.4)
                                                            ------         -------         ------          -----         -------

          Net cash provided by  operating activities..         2.8             1.0           15.2             .2             8.6
                                                            ------         -------         ------          -----         -------

Cash flows from investing activities:
  Purchase of surplus notes...........................         -               -              -              -             (31.3)
  Purchase of subsidiary preferred stock..............         -               -              -              -              (3.2)
  Investments in subsidiaries........................          -               -              (.2)           -             (56.9)
                                                            ------         -------         ------          -----         -------

          Net cash used in investing activities......          -               -              (.2)           -             (91.4)
                                                            ------         -------         ------          -----         -------

Cash flows from financing activities:
  Issuance of notes payable, including
     obligations to ALH..............................          -               -            125.0            -             305.2
  Repayments on notes payable, including
     obligations to ALH..............................       (125.0)            -           (170.0)           -             (45.0)
  Capital contribution from ALH......................        125.0             -             30.0            -               -
  Preferred stock issuance costs.....................          -               -              -              -               -
  Purchase of securities segregated for the future
     redemption of redeemable preferred stock........          -               -              -              -               -
  Increase (decrease) in intercompany payables.......          3.7             5.7            -              (.6)             .4
  (Increase) decrease in intercompany receivables....          -               (.2)           3.5           (1.9)           (1.7)
  Redemption of preferred stock......................          -               -              -               -             (6.1)
  Dividends paid.....................................         (1.7)           (6.6)          (8.7)          (2.2)         (160.1)
                                                            ------         -------        -------          -----          ------

          Net cash provided by (used in)
              financing activities...................          2.0            (1.1)         (20.2)          (4.7)           92.7
                                                            ------         -------        -------          -----          ------

Net increase (decrease) in short-term investments....          4.8             (.1)          (5.2)          (4.5)            9.9
Short-term investments, beginning of period..........           .1              .2            5.4            9.9              -
                                                            ------         -------        -------          -----          ------

Short-term investments, end of period................      $   4.9         $    .1        $    .2          $ 5.4         $   9.9
                                                           =======         =======        =======          =====         =======



                             The condensed financial  information should be read
                                 in conjunction with the consolidated financial statements of American Life Holding Company.

                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                                        SCHEDULE IV

                                                        Reinsurance
                                                   (Dollars in millions)


                                            Three months     Nine months                     Three months      Nine months
                                                ended           ended         Year ended         ended            ended
                                            December 31,    September 30,    December 31,    December 31,     September 30,
                                                1996            1996             1995            1994             1994
                                                ----            ----             ----            ----             ----
Life insurance in force:
  Direct  ..................................    $ 6,452.6                      $7,465.7         $7,614.8
  Assumed...................................          -                              .2               .2
  Ceded.....................................     (3,805.2)                     (4,650.2)          (951.9)
                                                ---------                      --------         --------

       Net insurance in force...............    $ 2,647.4                      $2,815.7         $6,663.1
                                                =========                      ========         ========

       Percentage of assumed to net (a).....          -                             -                -
                                                =========                      ========         ========


Premiums recorded as revenue for generally
 accepted accounting principles:
     Direct.................................         $4.4        $16.0            $32.9            $ 8.9           $25.7
     Assumed................................          -             -               -                -               -
     Ceded..................................         (1.5)        (7.5)            (4.4)            (1.2)           (3.9)
                                                    -----        -----            -----            -----           -----

       Net premiums ........................        $ 2.9        $ 8.5            $28.5            $ 7.7           $21.8
                                                    =====        =====            =====            =====           =====

       Percentage of assumed to net (a) ....          -             -               -                -               -
                                                    =====        =====            =====            =====           =====

(a)  All percentages are less than .01 percent.

                                 EXHIBIT INDEX

Exhibit
Number               Exhibit Description
------               -------------------
 (2)  (a)         Agreement and Plan of Merger,  dated as of September 29, 1994,
                  between   American  Life  Holding  Company  and  ALHC   Merger
                  Corporation  incorporated  herein by reference to the Form 8-K dated September 29, 1994

 (3)  (a)         Certificate of Incorporation incorporated  herein by reference to the Form 10-K for the year ended December 31, 1992

      (b) Amended and Restated By-Laws incorporated herein by reference to the Form 10-Q for the quarter ended June 30, 1995

      (c)         Certificate of  Designations,  Preferences and Rights of $2.16
                  Redeemable  Cumulative  Preferred Stock incorporated herein by reference to the Form 10-Q for the quarter ended September 30,
                  1992

      (d)         Certificate of  Designations,  Preferences and Rights of $2.32
                  Redeemable  Cumulative  Preferred Stock incorporated herein by reference  to the Form 10-K for the year  ended  December  31,
                  1992

 (4)  (a)         Escrow  Agreement,  dated  as  of  August 25,  1992,   between
                  American  Life Holding  Company and  Boatmen's  Trust  Company
                  incorporated  herein  by  reference  to the Form  10-Q for the quarter ended September 30, 1992

      (b)         Escrow  Agreement,  dated  as of  February  2,  1993,  between
                  American Life Holding Company and Boatmen's Trust Company incorporated herein by reference to the Form 10-K for the year ended December 31, 1992

      (c)         Indenture, dated as of September 29, 1994, between ALHC Merger
                  Corporation  and LTCB  Trust  Company  and First  Supplemental
                  Indenture,  dated as of September 29, 1994,  between  American
                  Life  Holding  Company and LTCB Trust  Company for the 11-1/4%
                  Senior Subordinated Notes due 2004 incorporated herein by reference to the Form 8-K dated September 29, 1994

                  The Company agrees to furnish the Commission  upon its request a copy of any  instrument  defining  the  rights of holders of
                  long-term   debt  of  the   Company   and   its   consolidated
                  subsidiaries.

(10)  (a)         Advisory Agreements between Conseco Capital Management, Inc.
                  and the  following  companies  are  incorporated  herein  by reference to the Form  10-K  for  the  year ended December 31,
                  1994:
                    (1) American Life Holding Company
                    (2) American Life and Casualty Insurance Company
                    (3) Vulcan Life Insurance Company

      (b)         Federal  Income  Tax  Allocation  Agreement,    as  amended,
                  incorporated herein by reference to the Form 10-Q for the
                  quarter ended September 30, 1994

      (c)         Lease by and among John Trostel,  as lessor, and Morris Joseph
                  and  Jacob   Joseph,   as  lessees,   dated  June  27,   1917;
                  Supplemental  Agreement by and among John Trostel,  as lessor, and Morris Joseph and Jacob Joseph, as lessees, dated July 20,
                  1927;  Amendment to Lease by and between John Trostel,  George
                  W. Trostel,  Carl Trostel and Netti Trostel,  Fred B. Trostel,
                  Ruth  Trostel  Holman and Harry A. Holman,  and Helen  Trostel
                  Brobeck and Von H.  Brobeck,  as lessors  and Burton  Building
                  Company as lessee,  dated May 31, 1930;  and September 1, 1959
                  Amendment to Lease, Des Moines Building, Des Moines, Iowa are
                  incorporated herein  by  reference to  the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

      (d) Guarantee Agreement dated September 30, 1996 by and between the Registrant and Conseco, Inc.

(21)              Subsidiaries of the  Registrant  incorporated  herein  by
                  reference to the Form 10-K for the year ended December 31,
                  1994
