Form 10-Q
period 1997-03-31
AMERICAN LIFE HOLDING CO
filed 1997-05-15
CIK 887205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 0-20174

                          American Life Holding Company

                Delaware                               No. 42-1362294
         ----------------------                ------------------------------
         State of Incorporation                IRS Employer Identification No.

        11825 N. Pennsylvania Street
            Carmel, Indiana 46032                        (317) 817-6100
       ------------------------------                    --------------
   Address of principal executive offices                   Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

   Shares of common stock outstanding as of May 1, 1997: 1,500,100



                                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                                   (Dollars in millions)

                                                          ASSETS

                                                                                           March 31,      December 31,
                                                                                             1997             1996
                                                                                             ----             ----
                                                                                          (unaudited)       (audited)
Investments:
   Actively managed fixed maturity securities at fair value (amortized cost:
     1997 - $4,927.0; 1996 - $5,099.6)..................................................   $4,913.2          $5,215.5
   Equity securities at fair value (cost: 1997 - $5.8; 1996 - $5.8).....................        6.2               6.5
   Mortgage loans.......................................................................       52.6              58.5
   Credit-tenant loans..................................................................       51.8              37.1
   Policy loans.........................................................................       64.5              63.9
   Short-term investments...............................................................      129.5              15.4
   Other invested assets................................................................       61.2              59.3
                                                                                           --------          --------

        Total investments...............................................................    5,279.0           5,456.2

Accrued investment income...............................................................       84.3              87.1
Cost of policies purchased..............................................................      376.6             331.9
Cost of policies produced...............................................................       92.3              68.9
Income tax assets.......................................................................       19.7               2.2
Securities segregated for the future redemption of redeemable preferred stock...........       46.4              45.6
Goodwill (net of accumulated amortization: 1997 - $23.2; 1996 - $20.6)..................      401.6             404.7
Other assets............................................................................       52.1              43.7
                                                                                           --------          --------

        Total assets....................................................................   $6,352.0          $6,440.3
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




                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET (Continued)
                                      (Dollars in millions, except per share amounts)

                                           LIABILITIES AND SHAREHOLDER'S EQUITY


                                                                                          March 31,       December 31,
                                                                                             1997             1996
                                                                                             ----             ----
                                                                                          (unaudited)       (audited)
Liabilities:
   Insurance liabilities...............................................................   $5,378.6          $5,342.3
   Investment borrowings...............................................................      117.7             186.5
   Payable to ALH upon determination of the Savings Bank Litigation....................       30.1              30.1
   Other liabilities...................................................................       60.8              88.1
   Accounts payable to affiliates......................................................       11.3               9.9
   Notes payable:
      To affiliates....................................................................      134.6              54.7
      To non-affiliates................................................................       23.2             103.4
                                                                                          --------          --------

        Total liabilities..............................................................    5,756.3           5,815.0

Minority interest......................................................................         .7                .7
Mandatorily redeemable preferred stock:
   Held by non-affiliates..............................................................       72.5              97.0
   Held by affiliates..................................................................       30.6               6.5

Shareholder's equity:
   Common stock, $.01 par value, and additional paid-in capital; 1,600,000
      shares authorized; 1,500,100 shares issued and outstanding.......................      428.3             429.0
   Unrealized appreciation (depreciation) of securities:
      Fixed maturity securities (net of applicable
        deferred income taxes: 1997 - $(2.2); 1996 - $21.6)............................       (4.2)             40.1
      Other investments (net of applicable deferred income taxes:
        1997 - $.6; 1996 - ($.4))......................................................        1.2               (.8)
   Retained earnings...................................................................       66.6              52.8
                                                                                          --------          --------

        Total shareholder's equity.....................................................      491.9             521.1
                                                                                          --------          --------

        Total liabilities and shareholder's equity.....................................   $6,352.0          $6,440.3
                                                                                          ========          ========
















                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.

                                                             3




                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Dollars in millions)
                                                        (unaudited)


                                                                                             Three months ended
                                                                                                   March 31,
                                                                                           ---------------------
                                                                                           1997             1996
                                                                                           ----             ----
                                                                                                           (prior
                                                                                                           basis)
Revenues:
   Insurance policy income............................................................   $  11.8          $  11.1
   Net investment income..............................................................     105.0            102.1
   Net investment gains ..............................................................       5.3              3.4
   Other income.......................................................................        .8              1.0
                                                                                         -------          -------

        Total revenues................................................................     122.9            117.6
                                                                                         -------          -------

Benefits and expenses:
   Insurance policy benefits..........................................................       8.3              6.8
   Change in future policy benefits...................................................      (1.4)             (.5)
   Interest expense on annuities and financial products...............................      62.1             61.2
   Interest expense on notes payable..................................................       4.0              6.9
   Interest expense on investment borrowings..........................................       1.7              1.0
   Amortization related to operations.................................................      11.0             11.0
   Amortization related to investment gains...........................................       4.8              2.6
   Other operating costs and expenses.................................................       7.4              8.4
                                                                                         -------          -------

        Total benefits and expenses...................................................      97.9             97.4
                                                                                         -------          -------

        Income before income taxes....................................................      25.0             20.2
Income tax expense....................................................................       9.4              7.8
                                                                                         -------          -------

        Net income....................................................................      15.6             12.4

Dividend requirements of Series Preferred Stock.......................................       1.8              2.2
                                                                                         -------          -------

        Net income applicable to common stock.........................................   $  13.8          $  10.2
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




                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                                   (Dollars in millions)
                                                        (unaudited)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                          ----------------------
                                                                                          1997              1996
                                                                                          ----              ----
                                                                                                           (prior
                                                                                                            basis)
Common stock and additional paid-in capital:
   Balance, beginning of period.....................................................      $429.0         $ 143.0
     Adjustment of balance due to adoption of new basis.............................         (.7)              -
                                                                                          ------         -------

   Balance, end of period...........................................................      $428.3         $ 143.0
                                                                                          ======         =======

Unrealized appreciation (depreciation) of securities:
   Fixed maturity securities:
     Balance, beginning of period...................................................      $ 40.1         $ 194.9
        Change in unrealized appreciation (depreciation)............................       (44.3)         (134.8)
                                                                                          ------         -------

     Balance, end of period.........................................................      $ (4.2)        $  60.1
                                                                                          ======         =======

   Other investments:
     Balance, beginning of period...................................................      $  (.8)        $   1.5
        Change in unrealized appreciation (depreciation)............................         2.0             (.1)
                                                                                          ------         -------

     Balance, end of period.........................................................      $  1.2         $   1.4
                                                                                          ======         =======
Retained earnings:
   Balance, beginning of period.....................................................      $ 52.8         $  79.8
     Net income.....................................................................        15.6            12.4
     Preferred stock dividends......................................................        (1.8)           (2.2)
                                                                                          ------         -------

   Balance, end of period...........................................................      $ 66.6         $  90.0
                                                                                          ======         =======

     Total shareholder's equity.....................................................      $491.9         $ 294.5
                                                                                          ======         =======




















                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Dollars in millions)
                                                        (unaudited)
                                                                                          Three months ended
                                                                                                March 31,
                                                                                        ----------------------
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                                         (prior
                                                                                                         basis)
Cash flows from operating activities:
   Net income...................................................................       $  15.6         $   12.4
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization and depreciation...........................................          15.8             13.8
        Income taxes............................................................          13.5              5.4
        Insurance liabilities...................................................           3.1              8.5
        Interest credited to insurance liabilities..............................          62.1             61.2
        Fees charged to insurance liabilities...................................          (8.9)            (7.8)
        Accrual and amortization of investment income...........................           2.0            (14.7)
        Deferral of cost of policies produced...................................         (15.5)           (19.9)
        Net investment gains....................................................          (5.3)            (3.4)
        Other...................................................................          (9.8)             5.8
                                                                                       -------         --------

           Net cash provided by operating activities............................          72.6             61.3
                                                                                       -------         --------

Cash flows from investing activities:
   Purchases of investments.....................................................        (717.7)          (362.6)
   Sales of investments.........................................................         808.8            292.6
   Maturities and redemptions...................................................          46.2             33.6
                                                                                       -------         --------
           Net cash provided (used)  by investing activities....................         137.3            (36.4)
                                                                                       -------         --------

Cash flows from financing activities:
   Investment borrowings, net...................................................         (68.8)           (76.6)
   Deposits to insurance liabilities............................................         159.9            172.7
   Withdrawals from insurance liabilities.......................................        (184.7)          (185.3)
   Dividends paid...............................................................          (2.2)            (2.2)
                                                                                       -------         --------

           Net cash used by financing activities................................         (95.8)           (91.4)
                                                                                       -------         --------

           Net increase (decrease) in short-term investments....................         114.1            (66.5)

Short-term investments, beginning of period.....................................          15.4             89.5
                                                                                       -------         --------

Short-term investments, end of period...........................................       $ 129.5         $   23.0
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

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     The following notes should be read in conjunction with the notes to the consolidated financial statements included in the 1996 Form 10-K of American Life Holding Company (the "Company").

     SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of and for the periods ended March 31, 1997 and 1996, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of prior audited consolidated financial statements. Certain amounts previously reported in the Form 10-Q for the period ended March 31, 1996, have been reclassified to conform with the current presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that significantly affect various reported amounts. Actual results could differ from those estimates. Significant estimates and assumptions are utilized in the calculation of cost of policies produced, cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the financial statements.

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

     On September 29, 1994, Conseco Capital Partners II, L.P. ("Partnership II"), a Delaware limited partnership, completed the acquisition (the "Acquisition") of ALH. ALH's former shareholders received $15.25 in cash per common equivalent share plus a contingent payment right (the "Contingent Payment Right") to receive up to another $2.00 in cash per common equivalent share (the "Contingent Consideration"), based on the outcome of ALH's and American Life and Casualty's pending litigation against the U.S. Government concerning their former savings bank subsidiary (the "Savings Bank Litigation"). The sole general partner of Partnership II was a wholly owned subsidiary of Conseco. As a result of the Acquisition and related financing transactions, Partnership II owned 80 percent of ALH's outstanding common stock. Conseco, through its direct investment and interests in certain of its subsidiaries, had a 38 percent ownership interest in ALH and the Company prior to the transactions described in the following paragraphs. The Acquisition was accounted for using the purchase method of accounting effective September 29, 1994. Under this method, the total cost to acquire the Company was allocated to the assets and liabilities acquired based on their fair values, with the excess of the total purchase cost over the fair value of the net assets acquired recorded as goodwill.

     Effective September 30, 1996, Conseco: (i) purchased all of the outstanding common stock of ALH not previously owned by Conseco for $165.0 million in cash (the "ALH Stock Purchase"); (ii) purchased 5,434,783 newly issued shares of ALH common stock for $125.0 million; and (iii) terminated Partnership II.

     ALH contributed the proceeds from the issuance of the shares to the Company. The Company used the proceeds from the capital contribution to repay all amounts borrowed under its senior credit facility. As a result of the ALH Stock Purchase, the Company is an indirect wholly owned subsidiary of Conseco. Effective September 30, 1996, the Company adopted a new basis of accounting under the "push down" method. Under this method, the assets and liabilities of the Company were revalued to reflect Conseco's cost basis, which is based on the fair values of such assets and liabilities on the dates Conseco's ownership interests were acquired. As a result, the assets and liabilities included in the March 31, 1997, consolidated balance sheet represent the following combination of values: (i) the portion of the Company's net assets acquired by Partnership II in the Acquisition is valued as of September 29, 1994; and (ii) the portion of the Company's net assets acquired in the ALH Stock Purchase is valued as of September 30, 1996.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     The consolidated balance sheet as of March 31, 1997, and December 31, 1996, and the consolidated statement of operations, shareholder's equity and cash flows for the three months ended March 31, 1997, are reported under the new basis of accounting described in the previous paragraph. The consolidated statements of operations, shareholder's equity and cash flows for the three months ended March 31, 1996, are reported based on the September 1994 purchase values ("prior basis").

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     The Company  classifies  fixed maturity  securities into three  categories:
"actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). The Company did not classify any securities in the held to maturity or trading categories at March 31, 1997.

     The adjustments to carry actively managed fixed maturity securities at fair value have no effect on the Company's earnings. Such adjustments are recorded, net of tax and other adjustments, as an adjustment to shareholder's equity. The component of the balance sheet caption "unrealized appreciation (depreciation) of fixed maturity securities, net" in shareholder's equity at March 31, 1997 and December 31, 1996 are as follows:

                                                           March 31, 1997                         December 31, 1996
                                                ------------------------------------   -----------------------------------
                                                              Effect of                              Effect of
                                                             fair value     Carrying                fair value    Carrying
                                                Cost basis   adjustments      value    Cost basis   adjustments     value
                                                ----------   -----------      -----    ----------   -----------     -----
                                                                            (Dollars in millions)

Actively managed fixed maturity
    securities...............................    $4,927.0    $(13.8)         $4,913.2    $5,099.6      $115.9      $5,215.5
Other balance sheet items:
    Cost of policies purchased...............       369.4       7.2             376.6       378.7       (46.8)        331.9
    Cost of policies produced................        92.1        .2              92.3        76.3        (7.4)         68.9
    Income tax assets........................        17.5       2.2              19.7        23.8       (21.6)          2.2
                                                             ------                                    ------

    Unrealized appreciation (depreciation)
       of fixed maturity securities, net.....                $ (4.2)                                   $ 40.1
                                                             ======                                    ======

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's use of derivative financial instruments is primarily limited to S&P 500 Index Options. The Company buys these options in order to offset changes in policyholder liabilities resulting from certain policy benefits tied to the S&P 500 Index. The Company buys these options at the time the related annuity contracts are issued, with similar maturity dates and benefit features that fluctuate as the value of the options change. Accordingly, changes in the value of the options are offset by changes to policyholder liabilities; such changes are reflected in the consolidated statement of operations. The credit risk associated with these options is considered low because such options are purchased from strong, creditworthy parties. Both the carrying value and fair value of these contracts were $9.9 million at March 31, 1997. Such instruments are classified as other invested assets.

     NOTES PAYABLE

     In the first three months of 1997, subsidiaries of Conseco purchased $76.1 million par value of the Company's senior subordinated notes for approximately $87.7 million.

     MANDATORILY REDEEMABLE PREFERRED STOCK

     In March 1997, subsidiaries of Conseco purchased all of the Company's $2.32 Redeemable Cumulative Preferred Stock not previously owned for $25.9 million.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     PAYABLE TO ALH UPON DETERMINATION OF SAVINGS BANK LITIGATION

     In conjunction with the Acquisition, each common or equivalent share of ALH outstanding immediately prior to the Acquisition received a contingent payment right, designed to provide holders with certain financial benefits that ALH and American Life and Casualty (the "plaintiffs") may receive from a favorable determination of the litigation against the United States of America described in the notes to the consolidated financial statements included in the 1996 Form 10-K (the "Savings Bank Litigation"). A liability of $30.1 million was established at the Acquisition date representing the consideration that would be payable either to the holder of ALH's 1988 Series I and Series II Preferred Stock or to ALH's other former shareholders, depending upon the outcome of the Savings Bank Litigation. Since the timing of a final determination of the Savings Bank Litigation is uncertain, the plaintiffs are unable to predict when such $30.1 million amount will become payable.

     On August 30, 1995, the United States Court of Appeals for the Federal Circuit, in banc, affirmed the summary judgment of the Court of Federal Claims in the plaintiffs' favor by a decision of nine to two. On July 1, 1996, the Supreme Court affirmed the summary judgment of the Court of Federal Claims in the plaintiffs' favor by a decision of seven to two. A trial has been scheduled for September 1997, in the Court of Federal Claims to determine damages related to the breach of contract by the United States of America.

     RELATED PARTY TRANSACTIONS

     The Company received services from or shared expenses with Conseco under agreements or based on cost allocation principles in accordance with GAAP. Fees charged under all such agreements totaled $11.0 million and $3.6 million for the three months ended March 31, 1997 and 1996, respectively.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the principal factors affecting earnings and financial condition including liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the 1996 Form 10-K.

     RESULTS OF OPERATIONS

     First Quarter of 1997 Compared to First Quarter of 1996

     As explained in the accompanying notes to the consolidated financial statements, the purchase accounting adjustments resulting from the ALH Stock Purchase affect the comparability of operating data for the periods before and after the ALH Stock Purchase.

     Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, increased 6.3 percent to $11.8 million in the first quarter of 1997 from $11.1 million in the first quarter of 1996. Surrender charges assessed against universal life-type and investment-type contracts for the first quarter of 1997 were $5.5 million compared to $4.5 million for the first quarter of 1996 while withdrawals from such contracts were $184.7 million and $185.3 million for the same periods, respectively.

     Net investment income increased 2.8 percent to $105.0 million in the first quarter of 1997 from $102.1 million in the first quarter of 1996. The average invested assets (amortized cost basis) increased to $5.3 billion in 1997 compared to $4.9 billion in 1996. The increase in average invested assets was offset by a decrease in the yield earned on average invested assets to 7.9 percent in 1997 from 8.3 percent in 1996. The decrease in yield primarily resulted from the purchase accounting adjustments resulting from the ALH Stock Purchase.

     Net investment gains often fluctuate from period to period. The Company sold approximately $.8 billion of investments (principally fixed maturity securities) in the first quarter of 1997 compared to $.3 billion in the first quarter of 1996, which sales resulted in net investment gains of $5.3 million in the first quarter of 1997 compared to net investment gains of $3.4 million in the first quarter of 1996.

     Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, the following factors would mitigate the adverse effect of such decreases: (i) additional amortization of the cost of policies purchased and the cost of policies produced is recognized in the same period as the gain in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to investment gains below); (ii) interest rates credited to some products can be reduced thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the investment gains.

     Interest expense on annuities and financial products increased 1.5 percent to $62.1 million in the first quarter of 1997 from $61.2 million in the first quarter of 1996 primarily due to a larger block of business in force. The weighted average crediting rate for the Company's annuity liabilities excluding interest rate bonuses guaranteed for the first year of the annuity contract was
5.0 percent at March 31, 1997 and 1996.

     Interest expense on notes payable decreased 42 percent to $4.0 million in the first quarter of 1997 from $6.9 million in the first quarter of 1996 primarily due to the repayment of the Company's bank debt using the proceeds of a capital contribution from Conseco at the time of the ALH Stock Purchase.

     Interest expense on investment borrowings is primarily affected by changes in investment borrowing activities.

     Amortization related to operations was $11.0 million in the first quarters of 1997 and 1996. Amortization related to operations in 1997 reflects the different amortization assumptions and bases as a result of the adoption of the new basis of accounting.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES


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

     Amortization of goodwill increased to $2.6 million in the first quarter of 1997 from $2.2 million in the first quarter of 1996 due to the adoption of the new basis of accounting.

     Amortization related to investment gains increased 85 percent to $4.8 million in the first quarter of 1997 from $2.6 million in the first quarter of 1996 as a result of an increase in the effect of investment gains in 1997 on the expected future gross profits of policies purchased.

     Other operating costs and expenses decreased 12 percent to $7.4 million in the first quarter of 1997 from $8.4 million in the first quarter of 1996 primarily as a result of consolidating the Company's operations in Des Moines, Iowa, with other Conseco subsidiaries in the fourth quarter of 1996.

     Income tax expense increased 21 percent to $9.4 million in the first quarter of 1997 from $7.8 million in the first quarter of 1996. This increase is primarily due to the increase in pretax income to $25.0 million in the first quarter of 1997 from $20.2 million in the first quarter of 1996. The effective tax rate for 1997 and 1996 of 38 percent and 39 percent, respectively, exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

     SALES

     In accordance with GAAP, insurance policy income shown on the Company's consolidated statement of operations consists of premiums received for policies which have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for these products are recognized in the form of investment income and surrender or other charges.

     Net premiums collected in the three months ended March 31, 1997, were $162.8 million, of which $159.9 million were recorded as deposits to policy liability accounts. This compared to $178.8 million collected and $172.7 million recorded as deposits to policy liability accounts in the three months ended March 31, 1996. Net premiums collected declined in the first quarter of 1997 compared to the first quarter of 1996 primarily due to a declining interest rate environment which resulted in increased competition from alternative investments such as certificates of deposit, mutual funds and variable annuity products.

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

     Annuity deposits have declined in 1996 and 1997. The demand for individual fixed annuity products offered by all insurance companies has decreased. Such decrease is believed to be attributable to increased competition from products such as mutual funds, traditional bank investments, variable annuities and other investment and retirement funding alternatives as a result of a flattened yield curve and rising equity markets.

     Withdrawals and surrender payments were $184.7 million in the first quarter of 1997 compared to $185.3 million in the first quarter of 1996. Withdrawals and surrenders have increased in recent years due to: (i) the aging of the Company's annuity business in force resulting in an increased amount of deferred annuity liabilities that could be surrendered without penalty or with a nominal penalty;
(ii) growth in the Company's annuity business resulting from the substantial volume of premium collections in 1993 through 1995; (iii) increased policyholder utilization of the systematic withdrawal features which first became available on annuity policies in 1992; and (iv) increased competition from alternative investments such as certificates of deposit, mutual funds and variable annuity products as a result of a flattened yield curve and declining interest rates.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



     The following table summarizes the Company's deferred annuity liabilities at March 31, 1997 and December 31, 1996, and sales for the three months and year then ended, respectively, by surrender charge category (dollars in millions):

                                                      March 31, 1997                             December 31, 1996
                                         -----------------------------------------    -------------------------------------
                                          Annuity                                      Annuity
Surrender charge percent                 deposits   Percent  Liabilities   Percent    deposits  Percent Liabilities Percent
------------------------                 --------   -------  -----------   -------    --------  ------- ----------- -------

No surrender charge...................    $    .2        *%    $   860.6       18%      $   .6     * %   $   891.2      18%
1 to 3.9 percent......................        -          -         470.6       10          -       -         442.0       9
4 to 6.9 percent......................         .3        *         787.1       16          2.4     *         776.2      16
7 to 9.9 percent......................       55.7       38       1,527.6       31         96.9    16       1,481.7      30
10 to 11.9 percent....................       27.3       19         804.7       16        180.7    29         867.8      18
12 percent and greater................       62.1       43         448.1        9        345.4    55         422.4       9
                                           ------      ---      --------      ---       ------   ---      --------     ---

                                           $145.6      100%     $4,898.7      100%      $626.0   100%     $4,881.3     100%
                                           ======      ===      ========      ===       ======   ===      ========     ===

* less than 1%

     Deferred annuity liabilities that could be surrendered without penalty increased from $508.8 million, or 14 percent of deferred annuity liabilities, at December 31, 1993 to $860.6 million, or 18 percent of deferred annuity liabilities, at March 31, 1997. The following table summarizes the Company's deferred annuity liabilities in which the surrender charge expires within the first subsequent year and the second subsequent year at December 31, 1994, 1995 and 1996, and March 31, 1997.

                                                               Within
                                                       ----------------------
                                                          first        second         Total
                                                       subsequent    subsequent    within next
                                                          year          year         2 years
                                                          ----          ----         -------
                                                               (Dollars in millions)

           December 31, 1994.........................     $456.0       $168.1         $624.1
           December 31, 1995.........................      158.9         71.3          230.2
           December 31, 1996.........................       64.9        202.1          267.0
           March 31, 1997............................       70.4        232.0          302.4

     Most of the Company's assets are invested in bonds and other securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of its investments or use them to facilitate borrowings under reverse repurchase agreements if such a need arose.

     Parent Holding Company

     The comparison of March 31, 1997, balances to December 31, 1996, balances in the consolidated balance sheet reflects the following: (i) a decrease in the fair value of actively managed fixed maturity securities and its effects on the consolidated balance sheet accounts; and (ii) an increase in retained earnings attributable to the Company's operations.

     The ratio of debt to total capital excluding the effect of reporting fixed maturities at fair value was .21 to 1 at March 31, 1997, and at December 31, 1996. The ratio of debt to total capital including the effect of the change in the fair value of actively managed fixed maturity investments increased to .21 to 1 at March 31, 1997, from .20 to 1 at December 31, 1996.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



     INVESTMENTS

     The amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows at March 31, 1997:

                                                                                        Gross         Gross     Estimated
                                                                         Amortized    unrealized    unrealized    fair
                                                                           cost         gains         losses      value
                                                                           ----         -----         ------      -----
                                                                                          (Dollars in millions)

United States Treasury securities......................................  $   49.6       $  .5         $  -      $   50.1
Obligations of states and political subdivisions.......................      37.5          .6            .1         38.0
Foreign government obligations.........................................      14.7         -              .8         13.9
Public utility securities..............................................     695.4         8.5           3.4        700.5
Other corporate securities.............................................   2,665.0        24.5          39.4      2,650.1
Mortgage-backed securities.............................................   1,464.8        12.3          16.5      1,460.6
                                                                         --------       -----         -----     --------

    Total fixed maturity securities ...................................  $4,927.0       $46.4         $60.2     $4,913.2
                                                                         ========       =====         =====     ========

     The following table sets forth fixed maturity securities at March 31, 1997, classified by rating categories (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $46.8 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                            Percent of
                                                                 -------------------------------
                                                                 Fixed maturity         Total
                              Investment rating                    securities        investments
                              -----------------                    ----------        -----------
                       AAA...................................          32%              29%
                       AA....................................          12               11
                       A.....................................          27               25
                       BBB...................................          25               24
                                                                      ---               --

                              Investment grade...............          96               89
                                                                      ---               --

                       BB....................................           3                3
                       B and below...........................           1                1
                                                                      ---               --

                              Below investment grade.........           4                4
                                                                      ---               --

                              Total fixed maturity securities         100%              93%
                                                                      ===               ==

     At March 31, 1997, the Company's below investment grade fixed maturity securities had an amortized cost of $182.8 million and an estimated fair value of $185.9 million.

     The Company's investment portfolio is subject to the risk of declines in realizable value; however, the Company attempts to mitigate this risk through the diversification and active management of its portfolio. As of March 31, 1997, there were no fixed maturity securities about which the Company has serious doubts as to the ability of the issuer to comply with the contractual terms of their obligations on a timely basis.

     Sales of investments (principally fixed maturity securities) during the first quarter of 1997 generated proceeds of $808.8 million and net investment gains of $5.3 million. Sales of investments during the first quarter of 1996 generated proceeds of $292.6 million and net investment gains of $3.4 million.

     At March 31, 1997, fixed maturity securities included $1.5 billion (30 percent of the fixed maturity investment portfolio) of mortgage-backed securities. The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates, a variety of economic, geographic and other factors and the repayment priority of the securities in the overall securitization structures.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



     In general, prepayments on the underlying mortgage loans, and the securities backed by these loans, increase when the level of prevailing interest rates declines significantly relative to the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. These securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. When interest rates increase, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities summarized by interest rates on the underlying collateral at March 31, 1997:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent   ..................................................................  $  408.5       $  383.8     $  380.8
7 percent - 8 percent...............................................................     960.6          904.0        901.4
8 percent - 9 percent...............................................................     148.3          141.5        143.3
9 percent and above.................................................................      41.2           35.5         35.1
                                                                                      --------       --------     --------

           Total mortgage-backed securities.........................................  $1,558.6       $1,464.8     $1,460.6
                                                                                      ========       ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities at March 31, 1997, summarized by type of security were as follows:

                                                                                              Estimated fair value
                                                                                            ------------------------
                                                                                                        Percent of
                                                                            Amortized                  fixed maturity
Type                                                                          cost          Amount      securities
----                                                                          ----          ------      ----------
                                                                                (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............  $1,018.5       $1,013.1          21%
Planned amortization classes and accretion directed bonds.................     197.9          197.0           4
Support classes...........................................................     106.0          106.4           2
Accrual (Z tranche) bonds.................................................      21.4           21.6           -
Subordinated classes .....................................................     121.0          122.5           3
                                                                            --------       --------          --

                                                                            $1,464.8       $1,460.6          30%
                                                                            ========       ========          ==

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs historically provide the best liquidity in the mortgage-backed securities market and provide the best price/performance ratio in a highly volatile interest rate environment. This type of security is also frequently used as collateral in the dollar-roll market. Sequential classes pay in a strict sequence; all principal payments received by the collateralized mortgage obligations ("CMOs") are paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing. Thus, they offer slightly better call protection than sequential classes or pass-throughs.

     Planned amortization classes and accretion directed bonds are some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments as long as the underlying mortgage collateral experiences prepayments within an expected range. Changes in prepayment rates are first absorbed by support classes. This insulates the planned amortization classes from the consequences of faster prepayments (average life shortening) and slower prepayments (average life extension).

     Support classes absorb the prepayment risk from which planned amortization and targeted amortization classes are protected. As such, they are usually extremely sensitive to prepayments. Most of the Company's support classes are higher average life instruments that generally will not lengthen if interest rates rise further and will have a tendency to shorten if interest rates decline. However, since these bonds have costs below their par values, higher prepayments will have the effect of increasing yields.

     Accrual bonds are CMOs structured such that the payment of coupon interest is deferred until principal payments begin. On each accrual date, the principal balance is increased by the amount of the interest (based upon the stated coupon rate) that otherwise would have been payable. As such, these securities act like zero coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral in the CMO structure. Because of the zero coupon element of these securities

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



and the potential uncertainty as to the timing of cash payments, their market values and yields are more sensitive to changing interest rates than other CMOs, pass-through securities and coupon bonds.

     Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to enhance the credit quality of the senior securities and as such, rating agencies require that this support not deteriorate due to the prepayment of the subordinated securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowner defaults.

     At March 31, 1997, the mortgage loan portfolio was diversified across 55 properties with an average loan size of approximately $1.0 million. Approximately 99 percent of the mortgage loan balance relates to commercial loans including retail, multifamily residential, office, industrial, nursing home, restaurant and other properties. Less than 1 percent of the mortgage loan balance was noncurrent at March 31, 1997. There were no realized losses on mortgage loans during the three months ended March 31, 1997 and 1996. At March 31, 1997, the Company had a loan loss reserve of $.3 million.

     Investment borrowings averaged approximately $140.4 million during the first quarter of 1997, compared to approximately $75.9 million during the same period of 1996 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 4.8 percent and 5.3 percent during the first quarters of 1997 and 1996, respectively.

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. The Company's insurance subsidiaries follow certain permitted accounting practices which are not specifically prescribed in state laws, regulations, general administrative rules and various NAIC publications. Such permitted accounting practices do not enhance statutory surplus. After appropriate eliminations of intercompany accounts, the Company's life insurance subsidiaries reported combined statutory net income of $9.1 million for the three months ended March 31, 1997, and the following amounts on the combined statutory balance sheet at March 31, 1997 (dollars in millions):

      Statutory capital and surplus...................................................      $222.5
      Asset valuation reserve.........................................................        49.1
      Interest maintenance reserve ...................................................        22.0
                                                                                            ------

         Total........................................................................      $293.6
                                                                                            ======

     American Life and Casualty's surplus includes a surplus note with a balance of $50.0 million at March 31, 1997. The payment of dividends and other distributions, including surplus note payments, by American Life and Casualty is subject to regulation by the Iowa Insurance Division. Currently, American Life and Casualty may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division, unless such payments, together with all other such payments within the preceding 12 months, exceed the greater of: (i) American Life and Casualty's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year; or (ii) 10 percent of its statutory surplus at the preceding December 31. For 1997, up to $28.3 million can be distributed as dividends and surplus note payments, by American Life and Casualty ($1.3 million of which had been distributed through March 31, 1997). Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by the Iowa Insurance Division. At March 31, 1997, American Life and Casualty had earned surplus of $116.6 million.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibit.

     27.0 Financial Data Schedule.

b)   No reports on Form 8-K were filed for the quarter ended March 31, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        AMERICAN LIFE HOLDING COMPANY


Dated: May 14, 1997                     By: /s/ ROLLIN M. DICK
                                            ------------------
                                            Rollin M. Dick,
                                            Executive Vice President and
                                              Chief Financial Officer
                                              (authorized officer and principal
                                              financial officer)