Form 10-Q
period 1997-06-30
AMERICAN LIFE HOLDING CO
filed 1997-08-14
CIK 887205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____ to  _____


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

    Shares of common stock outstanding as of August 1, 1997: 1,500,100



                                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                                   (Dollars in millions)

                                                          ASSETS

                                                                                           June 30,       December 31,
                                                                                             1997             1996
                                                                                             ----             ----
                                                                                          (unaudited)
Investments:
   Actively managed fixed maturity securities at fair value (amortized cost:
     1997 - $4,919.7; 1996 - $5,099.6)..................................................   $5,010.6          $5,215.5
   Equity securities at fair value (cost: 1997 - $6.0; 1996 - $5.8).....................        6.9               6.5
   Mortgage loans.......................................................................       53.8              58.5
   Credit-tenant loans..................................................................       85.8              37.1
   Policy loans.........................................................................       65.0              63.9
   Short-term investments...............................................................      120.9              15.4
   Other invested assets................................................................       84.6              59.3
                                                                                           --------          --------

        Total investments...............................................................    5,427.6           5,456.2

Accrued investment income...............................................................       83.0              87.1
Cost of policies purchased..............................................................      306.5             331.9
Cost of policies produced...............................................................      107.9              68.9
Income tax assets.......................................................................        -                 2.2
Securities segregated for the future redemption of redeemable preferred stock...........       33.3              45.6
Goodwill (net of accumulated amortization: 1997 - $25.9; 1996 - $20.6)..................      408.3             409.7
Other assets............................................................................       41.2              38.7
                                                                                           --------          --------

        Total assets....................................................................   $6,407.8          $6,440.3
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




                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET (Continued)
                                      (Dollars in millions, except per share amounts)

                                           LIABILITIES AND SHAREHOLDER'S EQUITY


                                                                                           June 30,       December 31,
                                                                                             1997             1996
                                                                                             ----             ----
                                                                                          (unaudited)
Liabilities:
   Insurance liabilities...............................................................    $5,416.5         $5,342.3
   Income tax liabilities..............................................................         3.6              -
   Investment borrowings...............................................................        88.1            186.5
   Payable to ALH upon determination of the Savings Bank Litigation....................        30.1             30.1
   Other liabilities...................................................................        79.8             88.1
   Accounts payable to affiliates......................................................        10.3              9.9
   Notes payable:
     To affiliates.....................................................................       134.4             54.7
     To non-affiliates.................................................................        23.2            103.4
                                                                                           --------         --------

        Total liabilities..............................................................     5,786.0          5,815.0

Minority interest......................................................................          .7               .7
Mandatorily redeemable preferred stock:
   Held by non-affiliates..............................................................        67.7             97.0
   Held by affiliates..................................................................        35.1              6.5

Shareholder's equity:
   Common stock, $.01 par value, and additional paid-in capital; 1,600,000
     shares authorized; 1,500,100 shares issued and outstanding........................       428.3            429.0
   Unrealized appreciation of securities:
     Fixed maturity securities (net of applicable
        deferred income taxes: 1997 - $13.6; 1996 - $21.6).............................        25.3             40.1
     Other investments (net of applicable deferred income taxes:
        1997 - $.1; 1996 - ($.4))......................................................          .1              (.8)
   Retained earnings...................................................................        64.6             52.8
                                                                                           --------         --------

        Total shareholder's equity.....................................................       518.3            521.1
                                                                                           --------         --------

        Total liabilities and shareholder's equity.....................................    $6,407.8         $6,440.3
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




                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Dollars in millions)
                                                        (unaudited)


                                                                           Three months ended        Six months ended
                                                                                 June 30,                  June 30,
                                                                           ------------------        ----------------
                                                                           1997          1996         1997       1996
                                                                           ----          ----         ----       ----
                                                                                        (prior                    (prior
                                                                                        basis)                    basis)
Revenues:
   Insurance policy income...........................................   $  13.3          $ 11.0      $  25.1      $  22.1
   Net investment income.............................................     120.5           101.5        225.5        203.6
   Net investment gains (losses) ....................................      10.2             (.4)        15.5          3.0
   Other income......................................................        .8             1.2          1.6          2.2
                                                                        -------         -------      -------      -------

        Total revenues...............................................     144.8           113.3        267.7        230.9
                                                                        -------         -------      -------      -------

Benefits and expenses:
   Insurance policy benefits.........................................       7.6             5.2         15.9         12.0
   Change in future policy benefits..................................       (.5)            (.3)        (1.9)         (.8)
   Amounts added to annuity and financial product policyholder
     account balances................................................      75.3            60.8        137.4        122.0
   Interest expense on notes payable.................................       3.9             6.9          7.9         13.8
   Interest expense on investment borrowings.........................       1.2              .8          2.9          1.8
   Amortization related to operations................................      11.0            11.7         22.0         22.7
   Amortization related to investment gains..........................      10.0             -           14.8          2.6
   Other operating costs and expenses................................       6.3             6.5         13.7         14.9
                                                                        -------         -------      -------      -------

        Total benefits and expenses..................................     114.8            91.6        212.7        189.0
                                                                        -------         -------      -------      -------

        Income before income taxes...................................      30.0            21.7         55.0         41.9
Income tax expense...................................................      12.1             8.3         21.5         16.1
                                                                        -------         -------      -------      -------

        Net income...................................................      17.9            13.4         33.5         25.8

Dividend requirements of Series Preferred Stock......................       1.8             2.2          3.6          4.4
                                                                        -------         -------      -------      -------

        Net income applicable to common stock........................   $  16.1         $  11.2      $  29.9       $ 21.4
                                                                        =======         =======      =======       ======
















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




                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                                   (Dollars in millions)
                                                        (unaudited)

                                                                                            Six months ended
                                                                                                 June 30,
                                                                                          ----------------------
                                                                                          1997              1996
                                                                                          ----              ----
                                                                                                           (prior
                                                                                                           basis)
Common stock and additional paid-in capital:
   Balance, beginning of period.....................................................      $429.0          $ 143.0
     Adjustment of balance due to adoption of new basis.............................         (.7)               -
                                                                                          ------          -------

   Balance, end of period...........................................................      $428.3          $ 143.0
                                                                                          ======          =======

Unrealized appreciation (depreciation) of securities:
   Fixed maturity securities:
     Balance, beginning of period...................................................      $ 40.1          $ 194.9
        Change in unrealized appreciation (depreciation)............................       (14.8)          (157.3)
                                                                                          ------          -------

     Balance, end of period.........................................................      $ 25.3          $  37.6
                                                                                          ======          =======

   Other investments:
     Balance, beginning of period...................................................      $  (.8)         $   1.5
        Change in unrealized appreciation (depreciation)............................          .9               .4
                                                                                          ------          -------

     Balance, end of period.........................................................      $   .1          $   1.9
                                                                                          ======          =======

Retained earnings:
   Balance, beginning of period.....................................................      $ 52.8          $  79.8
     Net income.....................................................................        33.5             25.8
     Common stock dividends.........................................................       (18.1)              -
     Preferred stock dividends......................................................        (3.6)            (4.4)
                                                                                          ------          -------

   Balance, end of period...........................................................      $ 64.6          $ 101.2
                                                                                          ======          =======

     Total shareholder's equity.....................................................      $518.3          $ 283.7
                                                                                          ======          =======


















                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                                      AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Dollars in millions)
                                                        (unaudited)
                                                                                           Six months ended
                                                                                                June 30,
                                                                                        ----------------------
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                                         (prior
                                                                                                         basis)
Cash flows from operating activities:
   Net income...................................................................    $   33.5           $  25.8
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization and depreciation...........................................        36.9              25.7
        Income taxes............................................................        13.3              11.6
        Insurance liabilities...................................................        (7.9)             17.3
        Interest credited to insurance liabilities..............................       137.4             122.0
        Fees charged to insurance liabilities...................................       (19.6)            (16.4)
        Accrual and amortization of investment income...........................         2.8             (20.0)
        Deferral of cost of policies produced...................................       (35.2)            (40.8)
        Net investment gains....................................................       (15.5)             (3.0)
        Other...................................................................       (11.0)              9.7
                                                                                   ---------           -------

           Net cash provided by operating activities............................       134.7             131.9
                                                                                   ---------           -------

Cash flows from investing activities:
   Purchases of investments.....................................................    (1,813.8)           (770.4)
   Sales of investments.........................................................     1,887.1             599.7
   Maturities and redemptions...................................................        80.2              65.4
                                                                                   ---------           -------

           Net cash provided (used) by investing activities.....................       153.5            (105.3)
                                                                                   ---------           -------

Cash flows from financing activities:
   Investment borrowings, net...................................................       (98.4)            (72.4)
   Deposits to insurance liabilities............................................       349.5             353.0
   Withdrawals from insurance liabilities.......................................      (411.3)           (403.3)
   Common stock dividends paid..................................................       (18.1)               -
   Preferred stock dividends paid...............................................        (4.4)             (4.4)
                                                                                   ---------           -------

           Net cash used by financing activities................................      (182.7)           (127.1)
                                                                                   ---------           -------

           Net increase (decrease) in short-term investments....................       105.5            (100.5)

Short-term investments, beginning of period.....................................        15.4             107.8
                                                                                   ---------           -------

Short-term investments, end of period...........................................   $   120.9           $   7.3
                                                                                   =========           =======










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

     SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of and for the periods ended June 30, 1997 and 1996, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of prior audited consolidated financial statements. Certain amounts previously reported in the Form 10-Q for the period ended June 30, 1996, have been reclassified to conform with the current presentation.

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

     ALH contributed the proceeds from the issuance of the shares to the Company. The Company used the proceeds from the capital contribution to repay all amounts borrowed under its senior credit facility. As a result of the ALH Stock Purchase, the Company is an indirect wholly owned subsidiary of Conseco. Effective September 30, 1996, the Company adopted a new basis of accounting under the "push down" method. Under this method, the assets and liabilities of the Company were revalued to reflect Conseco's cost basis, which is based on the fair values of such assets and liabilities on the dates Conseco's ownership interests were acquired. As a result, the assets and liabilities included in the June 30, 1997, consolidated balance sheet represent the following combination of values: (i) the portion of the Company's net assets acquired by Partnership II in the Acquisition is valued as of September 29, 1994; and (ii) the portion of the Company's net assets acquired in the ALH Stock Purchase is valued as of September 30, 1996.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     The consolidated balance sheet as of June 30, 1997, and December 31, 1996, and the consolidated statement of operations, shareholder's equity and cash flows for the six months ended June 30, 1997, are reported under the new basis of accounting described in the previous paragraph. The consolidated statements of operations, shareholder's equity and cash flows for the six months ended June 30, 1996, are reported based on the September 1994 purchase values ("prior basis").

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     The Company  classifies  fixed maturity  securities into three  categories:
"actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). The Company did not classify any securities in the held to maturity or trading categories during the periods presented in the accompanying consolidated financial statements.

     The adjustments to carry actively managed fixed maturity securities at fair value have no effect on the Company's earnings. Such adjustments are recorded, net of tax and other adjustments, as an adjustment to shareholder's equity. The components of the balance sheet caption "unrealized appreciation (depreciation) of fixed maturity securities, net" in shareholder's equity at June 30, 1997 and December 31, 1996 are as follows:

                                                          June 30, 1997                          December 31, 1996
                                                ------------------------------------   -----------------------------------
                                                              Effect of                              Effect of
                                                             fair value     Carrying                fair value    Carrying
                                                Cost basis   adjustments      value    Cost basis   adjustments     value
                                                ----------   -----------      -----    ----------   -----------     -----
                                                                            (Dollars in millions)

Actively managed fixed maturity
    securities...............................    $4,919.7      $ 90.9        $5,010.6    $5,099.6      $115.9      $5,215.5
Other balance sheet items:
    Cost of policies purchased...............       353.8       (47.3)          306.5       378.7       (46.8)        331.9
    Cost of policies produced................       112.6        (4.7)          107.9        76.3        (7.4)         68.9
    Income tax assets (liabilities)..........         9.4       (13.6)           (4.2)       23.8       (21.6)          2.2
                                                               ------                                  ------

    Unrealized appreciation
       of fixed maturity securities, net.....                  $ 25.3                                  $ 40.1
                                                               ======                                  ======

     DERIVATIVE FINANCIAL INSTRUMENTS

     In 1996, the Company introduced equity-indexed annuity products, which provide a guaranteed base rate of return with a higher potential return linked to the performance of a broad-based equity index. The Company also implemented a hedging program under which it purchases Standard & Poor's 500 Index Call Options ("S&P Options"). The Company buys S&P Options to offset potential increases in policyholder account balances for equity-indexed annuity policies resulting from increases in the index to which the product is linked. The cost of the S&P Options are included in the pricing of the equity-indexed annuity products. Changes in the values of the S&P Options, which fluctuate in relationship to changes in policyholder liabilities, are reflected in investment income.

     During the six months ended June 30, 1997, net investment income increased by $16.9 million as a result of changes in the value of the S&P Options. Such investment income was offset by increases to interest credited on annuities and financial products. The value of the S&P Options was $29.2 million at June 30, 1997. Such instruments are classified as other invested assets.

     The Company is exposed to the risk of loss in the event of non-performance by the counterparties of the S&P Options. The Company limits its exposure to such a loss by diversifying among counterparties and limiting its exposure to strong creditworthy parties. At June 30, 1997, all of the counterparties were rated A or higher by Standard & Poor's Corporation.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     NOTES PAYABLE

     In the first six months of 1997, subsidiaries of Conseco purchased $76.1 million par value of the Company's senior subordinated notes for approximately $87.7 million.

     MANDATORILY REDEEMABLE PREFERRED STOCK

     In March 1997, Conseco purchased all of the Company's $2.32 Redeemable Cumulative Preferred Stock not previously owned for $25.9 million. In addition, Conseco agreed to release the Company from its obligation to maintain securities segregated for the future redemption of the $2.32 preferred shares in an escrow account. In the second quarter, the Company sold such securities which had an amortized cost of $13.8 million and recognized a gain on the sale of $.2 million.

     In the second quarter of 1997, Conseco purchased $4.4 million par value of the Company's $2.16 Redeemable Cumulative Preferred Stock for $4.6 million.

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

     On August 30, 1995, the United States Court of Appeals for the Federal Circuit, in banc, affirmed the summary judgment of the Court of Federal Claims in the plaintiffs' favor by a decision of nine to two. On July 1, 1996, the Supreme Court affirmed the summary judgment of the Court of Federal Claims in the plaintiffs' favor by a decision of seven to two. A trial has been scheduled for January 1998, in the Court of Federal Claims to determine damages related to the breach of contract by the United States of America.

     RELATED PARTY TRANSACTIONS

     The Company received services from or shared expenses with Conseco under agreements or based on cost allocation principles in accordance with GAAP. Fees charged under all such agreements totaled $21.9 million (including substantially all operating costs of the Company) and $7.4 million (including investment management, accounting and certain management costs of the Company) for the six months ended June 30, 1997 and 1996, respectively.

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

     Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, increased 14 percent to $25.1 million in 1997. Surrender charges assessed against universal life-type and investment-type contracts were $13.1 million in 1997 compared to $9.7 million in 1996; withdrawals from such contracts were $411.3 million and $403.3 million for the respective periods.

     Net investment income, excluding income related to the S&P Options backing the Company's equity-linked annuity products, increased 2.5 percent to $208.6 million in 1997. The increase was primarily due to an 8 percent increase in average invested assets (amortized cost basis) offset by a decrease in yield to
7.8 percent from 8.2 percent. The decrease in yield primarily reflects purchase accounting adjustments resulting from the ALH Stock Purchase.

     Net investment income of $16.9 million in 1997 related to the S&P Options is offset by a corresponding charge to amounts added to annuity and financial product policyholder account balances. Such income fluctuates in relation to the fair value of such assets.

     Net investment gains (losses) often fluctuate from period to period. The Company sold approximately $1.9 billion of investments (principally fixed maturity securities) in 1997 compared to $.6 billion in 1996, which sales resulted in net investment gains of $15.5 million in 1997 compared to net investment gains of $3.0 million in 1996.

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

     Amounts added to annuity and financial product policyholder account balances, excluding amounts related to the Company's equity-linked policies, decreased 1.2 percent to $120.5 million in 1997 due to lower crediting rates. The weighted average crediting rate for the Company's annuity liabilities excluding interest rate bonuses guaranteed for the first year of the annuity contract were 4.7 percent in 1997 and 4.8 percent in 1996.

     Interest expense on notes payable decreased 43 percent to $7.9 million in 1997. The decrease was due to the repayment of the Company's bank debt using the proceeds of a capital contribution from Conseco at the time of the ALH Stock Purchase.

     Interest expense on investment borrowings is primarily affected by changes in investment borrowing activities.

     Amortization related to operations decreased 3.1 percent to $22.0 million. Amortization related to operations in 1997 reflects the different amortization assumptions and bases as a result of the adoption of the new basis of accounting in periods subsequent to the ALH Stock Purchase.

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

     Amortization of goodwill increased to $5.3 million in 1997 from $4.5 million in 1996 due to the adoption of the new basis of accounting subsequent to the ALH Stock Purchase.

     Amortization related to investment gains increased to $14.8 million in 1997 from $2.6 million in 1996 primarily as a result of an increase in investment gains in 1997.

     Other operating costs and expenses decreased 8.1 percent to $13.7 million in 1997. Such decrease reflects the consolidation in the fourth quarter of 1996 of the Company's operations in Des Moines, Iowa, with those of Conseco subsidiaries in Carmel, Indiana.

     Income tax expense increased 37 percent to $22.1 million in 1997. This increase is primarily due to the increase in pretax income to $55.0 million in 1997 from $41.9 million in 1996. The effective tax rate of 39 percent in 1997 and 38 percent in 1996 exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

     Second Quarter of 1997 Compared to Second Quarter of 1996

     Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, increased 21 percent to $13.3 million in 1997. Surrender charges assessed against universal life-type and investment-type contracts were $7.6 million in 1997, compared to $5.2 million in 1996; withdrawals from such contracts were $226.6 million and $218.0 million for the respective periods.

     Net investment income, excluding income related to the S&P Options backing the Company's equity-linked annuity products, increased 4.1 percent to $105.7 million in 1997. The increase was primarily due to a 6 percent increase in average invested assets (amortized cost basis) offset by a decrease in yield to
8.0 percent from 8.2 percent. The decrease in yield is consistent with the explanation above for the six month periods.

     Net investment income of $14.8 million in 1997 related to the S&P Options is offset by a corresponding charge to amounts added to annuity and financial product policyholder account balances. Such income fluctuates in relation to the fair value of such assets.

     Net investment gains (losses) often fluctuate from period to period. The Company sold approximately $1.1 billion of investments (principally fixed maturity securities) in 1997 compared to $.3 billion in 1996, which sales resulted in net investment gains of $10.2 million in 1997 compared to net investment losses of $.4 million in 1996.

     Amounts added to annuity and financial product policyholder account balances, excluding amounts related to the Company's equity-linked policies, decreased .5 percent to $60.5 million in 1997 due to the factors described above for the six month periods.

     Interest expense on notes payable decreased 43 percent to $3.9 million in 1997 as a result of the factors discussed above for the six month periods.

     Interest expense on investment borrowings is primarily affected by changes in investment borrowing activities.

     Amortization related to operations decreased 6.0 percent to $11.0 million in 1997 consistent with the explanation above for the six month periods.

     Amortization related to investment gains was $10.0 million in the second quarter of 1997. There was no amortization related to investment gains (losses) in the second quarter of 1996 as a result of insignificant investment losses.

     Other operating costs and expenses decreased 3.1 percent to $6.3 million in 1997 consistent with the explanation above for the six month periods.

     Income tax expense increased 53 percent to $12.7 million in 1997. This increase is primarily due to the increase in pretax income to $30.0 million in 1997 from $21.7 million in 1996. The effective tax rate of 40 percent in 1997 and 38 percent in 1996 exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization is not deductible for federal income tax purposes.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



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

     Net premiums collected in the six months ended June 30, 1997, were $354.9 million, of which $349.5 million were recorded as deposits to policy liability accounts. This compared to $358.7 million collected and $353.0 million recorded as deposits to policy liability accounts in the six months ended June 30, 1996. Net premiums collected declined in the first six months of 1997 compared to the first six months of 1996 primarily due to a declining interest rate environment which resulted in increased competition from alternative investments such as certificates of deposit, mutual funds and variable annuity products.

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

     Withdrawals and surrender payments were $411.3 million in the first six months of 1997 compared to $403.3 million in the first six months of 1996. Withdrawals and surrenders have increased in recent years due to: (i) the aging of the Company's annuity business in force resulting in an increased amount of deferred annuity liabilities that could be surrendered without penalty or with a nominal penalty; (ii) growth in the Company's annuity business resulting from the substantial volume of premium collections in 1993 through 1995; (iii) increased policyholder utilization of the systematic withdrawal features which first became available on annuity policies in 1992; and (iv) increased competition from alternative investments such as certificates of deposit, mutual funds and variable annuity products as a result of a flattened yield curve and declining interest rates.

     The following table summarizes the Company's deferred annuity liabilities at June 30, 1997 and December 31, 1996, and sales for the six months and year then ended, respectively, by surrender charge category (dollars in millions):

                                                        June 30, 1997                             December 31, 1996
                                         -----------------------------------------    -------------------------------------
                                          Annuity                                      Annuity
Surrender charge percent                 deposits   Percent  Liabilities   Percent    deposits  Percent Liabilities Percent
------------------------                 --------   -------  -----------   -------    --------  ------- ----------- -------

No surrender charge...................     $   .2        *%    $   822.4       17%      $   .6     *%    $  891.2       18%
1 to 3.9 percent......................        -          -         493.1       10          -       -        442.0        9
4 to 6.9 percent......................         .6        *         801.2       16          2.4     *        776.2       16
7 to 9.9 percent......................      108.3       34       1,567.5       32         96.9    16      1,481.7       30
10 to 11.9 percent....................       51.5       16         725.5       15        180.7    29        867.8       18
12 percent and greater................      157.4       50         500.2       10        345.4    55        422.4        9
                                           ------      ---      --------      ---       ------   ---     --------      ---

                                           $318.0      100%     $4,909.9      100%      $626.0   100%    $4,881.3      100%
                                           ======      ===      ========      ===       ======   ===     ========      ===

* less than 1%

                                       12

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



     Deferred annuity liabilities that could be surrendered without penalty increased from $508.8 million, or 14 percent of deferred annuity liabilities, at December 31, 1993 to $822.4 million, or 17 percent of deferred annuity liabilities, at June 30, 1997. The following table summarizes the Company's deferred annuity liabilities in which the surrender charge expires within the first subsequent year and the second subsequent year at December 31, 1994, 1995 and 1996, and June 30, 1997.

                                                                 Within
                                                         --------------------
                                                          first        second         Total
                                                       subsequent    subsequent    within next
                                                          year          year         2 years
                                                          ----          ----         -------
                                                                  (Dollars in millions)

           December 31, 1994.........................     $456.0       $168.1         $624.1
           December 31, 1995.........................      158.9         71.3          230.2
           December 31, 1996.........................       64.9        202.1          267.0
           June 30, 1997.............................       90.3        240.1          330.4

     Most of the Company's assets are invested in bonds and other securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of its investments or use them to facilitate borrowings under reverse repurchase agreements if such a need arose.

     Parent Holding Company

     The comparison of June 30, 1997, balances to December 31, 1996, balances in the consolidated balance sheet primarily reflects the following: (i) a decrease in investment borrowings; (ii) a decrease in the fair value of actively managed fixed maturity securities; (iii) changes in investments and insurance liabilities as a result of the Company's insurance operations; (iv) a decrease in retained earnings attributable to common stock dividends of $18.1 million and preferred stock dividends of $3.6 million; and (v) an increase in retained earnings attributable to the Company's operations.

     The ratio of debt to total capital excluding the effect of reporting fixed maturities at fair value was .21 to 1 at June 30, 1997, and at December 31, 1996. The ratio of debt to total capital including the effect of the change in the fair value of actively managed fixed maturity investments was .20 to 1 at June 30, 1997, and at December 31, 1996.

     INVESTMENTS

     The amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows at June 30, 1997:

                                                                                        Gross         Gross     Estimated
                                                                         Amortized    unrealized    unrealized    fair
                                                                           cost         gains         losses      value
                                                                           ----         -----         ------      -----
                                                                                          (Dollars in millions)

United States Treasury securities......................................   $   44.6       $  1.3        $ -       $   45.9
Obligations of states and political subdivisions.......................       37.6          1.2          -           38.8
Foreign government obligations.........................................       14.7          -             .8         13.9
Public utility securities..............................................      606.4         19.0          1.2        624.2
Other corporate securities.............................................    2,745.0         51.7         14.1      2,782.6
Mortgage-backed securities.............................................    1,471.4         37.4          3.6      1,505.2
                                                                          --------       ------        -----     --------

    Total fixed maturity securities ...................................   $4,919.7       $110.6        $19.7     $5,010.6
                                                                          ========       ======        =====     ========


                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



     The following table sets forth fixed maturity securities at June 30, 1997, classified by rating categories (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $49.1 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                          Percent of
                                                                 -------------------------------
                                                                 Fixed maturity         Total
                              Investment rating                    securities        investments
                              -----------------                    ----------        -----------
                       AAA......................................         32%              30%
                       AA.......................................         11               10
                       A........................................         27               25
                       BBB......................................         26               24
                                                                       ----              ---

                              Investment grade..................         96               89
                                                                       ----              ---

                       BB.......................................          3                3
                       B and below..............................          1                1
                                                                       ----              ---

                              Below investment grade............          4                4
                                                                       ----              ---

                              Total fixed maturity securities...        100%              93%
                                                                        ===               ==

     At June 30, 1997, the Company's below investment grade fixed maturity securities had an amortized cost of $185.2 million and an estimated fair value of $191.1 million.

     The Company's investment portfolio is subject to the risk of declines in realizable value; however, the Company attempts to mitigate this risk through the diversification and active management of its portfolio. As of June 30, 1997, there were no fixed maturity securities about which the Company has serious doubts as to the ability of the issuer to comply with the contractual terms of their obligations on a timely basis.

     Sales of investments (principally fixed maturity securities) during the first six months of 1997 generated proceeds of $1,887.1 million and net investment gains of $15.5 million. Sales of investments during the first six months of 1996 generated proceeds of $599.7 billion and net investment gains of $3.0 million.

     At June 30,  1997,  fixed  maturity  securities  included  $1.5 billion (30 percent of the fixed maturity investment portfolio) of mortgage-backed securities. The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates, a variety of economic, geographic and other factors and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities summarized by interest rates on the underlying collateral at June 30, 1997:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent   ..................................................................   $  402.0      $  378.0     $  384.0
7 percent - 8 percent...............................................................      971.9         917.2        940.4
8 percent - 9 percent...............................................................      140.6         134.1        139.0
9 percent and above.................................................................       47.0          42.1         41.8
                                                                                       --------      --------     --------

             Total mortgage-backed securities.......................................   $1,561.5      $1,471.4     $1,505.2
                                                                                       ========      ========     ========

                                       14

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES




     The amortized cost and estimated fair value of mortgage-backed securities at June 30, 1997, summarized by type of security were as follows:

                                                                                               Estimated fair value
                                                                                            ------------------------
                                                                                                        Percent of
                                                                            Amortized                  fixed maturity
Type                                                                          cost          Amount      securities
---                                                                           ----          ------      ----------
                                                                              (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............   $1,033.6       $1,054.4         21%
Planned amortization classes and accretion directed bonds.................      208.9          212.7          4
Support classes...........................................................      106.3          111.7          2
Accrual (Z tranche) bonds.................................................       18.9           20.4          1
Subordinated classes .....................................................      103.7          106.0          2
                                                                             --------       --------         --

                                                                             $1,471.4       $1,505.2         30%
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

     At June 30, 1997, the mortgage loan portfolio was diversified across 55 properties with an average loan size of approximately $1.0 million. Approximately 99 percent of the mortgage loan balance relates to commercial loans including retail, multifamily residential, office, industrial, nursing home, restaurant and other properties. Less than 1 percent of the mortgage loan balance was noncurrent at June 30, 1997. There were no realized losses on mortgage loans during the six months ended June 30, 1997 and 1996. At June 30, 1997, the Company had a loan loss reserve of $.3 million.

     Investment borrowings averaged approximately $120.2 million during the first six months of 1997, compared to approximately $66.4 million during the same period of 1996 and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on such borrowings was 4.8 percent and 5.3 percent during the first six months of 1997 and 1996, respectively.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from those amounts reported in the GAAP basis financial statements for comparable items. The Company's insurance subsidiaries follow certain permitted accounting practices which are not specifically prescribed in state laws, regulations, general administrative rules and various NAIC publications. Such permitted accounting practices do not enhance statutory surplus. After appropriate eliminations of intercompany accounts, the Company's life insurance subsidiaries reported combined statutory net income of $18.4 million for the six months ended June 30, 1997, and the following amounts on the combined statutory balance sheet at June 30, 1997 (dollars in millions):

      Statutory capital and surplus...................................................      $228.2
      Asset valuation reserve.........................................................        51.2
      Interest maintenance reserve ...................................................        22.4
                                                                                            ------

         Total........................................................................      $301.8
                                                                                            ======

     American Life and Casualty's surplus includes a surplus note with a balance of $50.0 million at June 30, 1997. The payment of dividends and other distributions, including surplus note payments, by American Life and Casualty is subject to regulation by the Iowa Insurance Division. Currently, American Life and Casualty may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division, unless such payments, together with all other such payments within the preceding 12 months, exceed the greater of: (i) American Life and Casualty's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year; or (ii) 10 percent of its statutory surplus at the preceding December 31. For 1997, up to $28.3 million can be distributed as dividends and surplus note payments, by American Life and Casualty ($1.3 million of which had been distributed through June 30, 1997). Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by the Iowa Insurance Division. At June 30, 1997, American Life and Casualty had earned surplus of $122.4 million.

                 AMERICAN LIFE HOLDING COMPANY AND SUBSIDIARIES



                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibit.

     27.0 Financial Data Schedule.

b)   No reports on Form 8-K were filed for the quarter ended June 30, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         AMERICAN LIFE HOLDING COMPANY


Dated: August 13, 1997                   By: /s/ ROLLIN M. DICK
                                             ------------------
                                             Rollin M. Dick
                                             Executive Vice President and
                                              Chief Financial Officer
                                              (authorized officer and principal
                                              financial officer)